Form 10-Q
period 1996-03-31
NEUROMEDICAL SYSTEMS INC
filed 1996-05-15
CIK 866933

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON D.C.  20549

                              FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from         to
                                    -------    --------

                    Commission File No. 33-97722

                Neuromedical Systems, Inc.
- - -----------------------------------------------------------
  (Exact Name of Registrant as Specified in its Charter)

               Delaware                     13-3526980
- - --------------------------------------  -------------------
   (State or other Jurisdiction of       (I.R.S. Employer
    Incorporation or Organization)      Identification No.)

     Two Executive Boulevard, Suffern, NY  10901-4164
- - -----------------------------------------------------------
         (Address of Principal Executive Offices)

Registrant's telephone number including area code:   (914) 368-3600
                                                     ----------------

- - -----------------------------------------------------------
          (Former Name, Former Address and Former
         Fiscal Year if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES     X        NO
    ---------       ------

As of April 30, 1996, an aggregate of 29,083,548 shares of common stock were outstanding.

                     NEUROMEDICAL SYSTEMS, INC.



                          Table of Contents
                 Form 10-Q for the Quarterly Period
                        Ended March 31, 1996

PART I    FINANCIAL INFORMATION                             PAGE

Item 1.   Financial Statements.

            Condensed Consolidated Balance Sheets,
            March 31, 1996 (unaudited) and December
            31, 1995                                         4

            Condensed Consolidated Statements of
            Operations for the Three Months Ended
            March 31, 1996 and 1995 (unaudited)              5

            Statements of Cash Flows for the three
            Months Ended March 31, 1996 and 1995
            (unaudited)                                      6

            Note to Condensed Consolidated Financial
            Statements                                       7

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations.                                         8

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.                                 15

Item 2.   Changes in Securities.                             15

Item 3.   Defaults upon Senior Securities.                   15

Item 4.   Submission of Matters to a Vote
          of Security Holders.                               15

Item 5.   Other Information.                                 15

Item 6.   Exhibits and Reports on Form 8-K.                  16

PART I FINANCIAL INFORMATION


ITEM 1.   Financial Statements

             Neuromedical Systems, Inc. and Subsidiaries

                CONDENSED CONSOLIDATED BALANCE SHEETS

                                               March 31,   December 31,
                                                 1996          1995
                                             ------------  ------------
                                              (unaudited)
                                 ASSETS
Current assets:
Cash and cash equivalents                    $105,809,000  $114,143,000
Accounts receivable, net of allowance        702,000       900,000
Prepaid expenses                             409,000       596,000
Other current assets                         297,000       105,000
                                             ------------  ------------
Total current assets                         107,217,000   115,744,000
Property and equipment                       13,372,000    11,216,000
Patent and patent application costs,
   net of accumulated amortization
   (1996-$367,000, 1995-$325,000)            291,000       333,000
Other assets                                 55,000        55,000
                                             ------------  ------------
                                             $120,935,000  $127,348,000
                                             ============= =============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes and bank loans payable--short-term     $   594,000   $   583,000
Current portion of capital lease
   obligations                               866,000       680,000
Accounts payable                             1,603,000     2,045,000
Accrued liabilities                          3,390,000     3,323,000
                                             ------------  ------------
Total current liabilities                    6,453,000     6,631,000
Notes and bank loans payable--long-term      3,422,000     3,436,000
Notes payable--stockholder                   600,000       600,000
Capital lease obligations, less current
   portion                                   2,435,000     2,014,000
Commitments and contingencies
Stockholders' equity
Convertible preferred stock, $.0001
  par value; authorized - 10,000,000
  shares; none issued and outstanding        _             _
Common stock, $.0001 par value;
  authorized - 126,000,000 shares;
  issued and outstanding 28,808,485
  shares in 1996 and 28,804,828 shares
  in 1995                                    3,000         3,000
Additional paid-in capital                    175,238,000   175,237,000
Accumulated deficit                           (67,197,000)  (60,350,000)
Foreign currency translation                  (19,000)      (223,000)
                                             ------------  ------------
Total stockholders' equity                   108,025,000   114,667,000
                                              ------------  ------------
                                              $120,935,000  $127,348,000
                                              ============  ============

                       See accompanying note.

             Neuromedical Systems, Inc. and Subsidiaries

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

                                        Three Months Ended March 31,
                                        ----------------------------
                                             1996            1995
                                        --------------- ---------------
Revenues:
Slide processing                        $      651,000  $      504,000
                                        --------------- --------------
Total revenues                          651,000         504,000
                                        --------------- --------------
Costs and Expenses:
Cost of sales                           1,691,000       1,253,000
Marketing                               3,517,000       891,000
Research and development                1,550,000       1,195,000
General and administrative              1,741,000       1,177,000
                                        --------------- --------------
Total costs and expenses                8,499,000       4,516,000
                                        --------------- --------------
Loss from operations                    (7,848,000)     (4,012,000)
Other income (expense):
Interest income                         1,483,000       39,000
Interest expense                        (248,000)       (240,000)
Foreign exchange                        (234,000)       353,000
                                        --------------- --------------
Other income (expense)-net              1,001,000       152,000
                                        --------------- --------------
Net loss                                $  (6,847,000)  $  (3,860,000)
                                        =============== ===============

Net loss per share (1995 on a
   pro forma basis)                     $        (0.24) $        (0.23)
                                        =============== ==============
Shares used in computation of
  net loss per share                    28,808,000      16,763,000
                                        =============== ==============

                       See accompanying note.

             Neuromedical Systems, Inc. and Subsidiaries

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                        Three Months Ended March 31,
                                        ----------------------------
                                             1996            1995
                                        --------------  --------------
OPERATING ACTIVITIES
Net Loss                                $  (6,847,000)  $  (3,860,000)
Adjustments to reconcile net loss
     to net cash used in operating
     activities:
Depreciation and amortization           758,000         794,000
Changes in operating assets and
liabilities:
Decrease (increase) in accounts
receivable                              198,000         (170,000)
(Decrease) increase in accounts payable
                                        (442,000)       668,000
Increase (decrease) in accrued
liabilities                             67,000          (225,000)
(Increase)  decrease in prepaid expenses
and other assets                        (5,000)         355,000
                                        -------------   -------------
Net cash used in operating activities   (6,271,000)     (2,438,000)
                                        -------------   -------------
INVESTING ACTIVITIES
Purchases of property and equipment     (2,958,000)     (1,969,000)
                                        -------------   -------------
Net cash used in investing activities   (2,958,000)     (1,969,000)
                                        -------------   -------------
FINANCING ACTIVITIES
Restricted cash                         -               (14,000)
Issuance of common stock                1,000           -
Issuance of convertible preferred
   stock                                -               3,236,000
Repayments to licensees                 -               (30,000)
Proceeds from notes and bank loans      399,000         935,000
Payment of notes and bank loans         (398,000)       (61,000)
Payments on capital leases              (172,000)       (153,000)
Proceeds from capital lease financing   822,000         1,272,000
                                        -------------   -------------
Net cash provided by financing
   activities                           652,000         5,185,000
                                        -------------   -------------
Effect of exchange rate changes
   on cash                              243,000         (6,000)
                                        -------------   -------------
Net increase (decrease) in cash and
   cash equivalents                     (8,334,000)     772,000
Cash and cash equivalents, beginning
   of period                            114,143,000     1,235,000
                                        -------------   -------------
Cash and cash equivalents, end of
   period                               $105,809,000    $2,007,000
                                        =============   =============

                       See accompanying note.

             Neuromedical Systems, Inc. and Subsidiaries
         NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (Unaudited)


                           March 31, 1996



NOTE 1.   BASIS OF PRESENTATION


     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Neuromedical Systems, Inc. (the "Company" or "NSI") Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K"). Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview


     The Company's principal activities since its founding in 1988 have been research, product and organizational development. The Company was established to develop, manufacture and market systems for computer assisted screening of Pap smears and other cytological specimens. The Company's revenues have been derived primarily from
(i) sales of PAPNET (registered trademark) testing services, (ii) prior to 1992, sales of licensing agreements, and (iii) interest income.

     The PAPNET (registered trademark) Testing System was cleared by the United States Food and Drug Administration (the "FDA") for commercial use in the United States on November 8, 1995. Prior to that time, the PAPNET (registered trademark) Testing System was permitted to be utilized in the United States on an investigational basis only, and the Company was permitted to derive revenue with respect thereto only to recover certain of its costs. The Company, however, initiated the introduction of PAPNET (registered trademark) testing services outside of the United States in 1992. The Company has established three designated facilities (the "Scanning Centers"), one each in the United States, The Netherlands and Hong Kong. The Netherlands operation has scanned slides from customers in Europe and Canada, while the Hong Kong operation has scanned slides from Asia and Australia. See Note 5 to the Company's consolidated financial statements for the year ending December 31, 1995 in the 1995 Form 10-K for information regarding the Company's revenues, net loss and identifiable assets by geographic area.

     The Company has incurred net losses since inception through March 31, 1996 of approximately $67,197,000 and has to date generated only limited commercial revenues. Because the PAPNET (registered trademark) Testing System has now been cleared by the FDA, the Company intends to increase the scale of its operations to commercial levels in the United States. Management of the Company believes that its current cash and cash equivalents will be sufficient to fund the increase in the scale of the Company's operations and to meet its cash requirements during the commercialization process. The Company's past results of operations reflect its developmental and early commercial stage and are not necessarily indicative of the results from operations that may be expected as the scale of its operations increase.

     Statements in this discussion which are not historical facts, including statements about the Company's confidence and strategies and its expectations about demand for and acceptance of the PAPNET (registered trademark) Testing System are forward looking statements that involve risks and uncertainties. These include, but are not limited to, the Company's reliance on a single product, competition, dependence on key personnel, the impact on the Company of its territorial license agreements, dependence on patents and propriety technology, government regulation of both products and advertising, limited marketing and sales history, the impact of third-party reimbursement decisions, risk of litigation and other risks detailed in the Company's Security and Exchange Commission filings, including its 1995 Form 10-K.
Results of Operations


     The Company's results of operations have fluctuated significantly from year to year and quarter to quarter, principally due to variations in the level of expenditures relating to its clinical trials, research projects, marketing programs and international expansion. The Company's results of operations are expected to continue to fluctuate significantly and may continue to result in substantial losses.

     From inception through March 31, 1996, the Company has experienced negative gross margins due to the significant under utilization of its scanning and manufacturing operations which has occurred as a result of the need to establish these capabilities prior to FDA clearance and the anticipated expansion of the Company's marketing and sales activities.

     As a result of receiving clearance of its application by the FDA on November 8, 1995, costs and expenses have increased, and will continue to increase significantly in 1996 as the Company expands its commercial operations including marketing, sales, manufacturing, slide processing, research and administrative activities to meet the expected increased market demand.

     Interest expense is expected to increase in the future as the Company borrows to fund expansion of its manufacturing, slide processing and marketing capabilities, including the installation of additional PAPNET (registered trademark) Scanning Stations at the Company's Scanning Centers. It is expected that this increase will be substantially offset during 1996 by the increase in interest income from the investment of the proceeds of the Company's initial public offering of common stock in December 1995 (the "IPO").

     The impact of inflation and changing prices on the Company's revenues and costs has not been significant.
For the First Quarter Ending March 31, 1996 and 1995


     Total revenues for the first quarter ending March 31, 1996 were $651,000, an increase of 29% from $504,000 for the first quarter of 1995. This increase was due to the Company's ability to charge higher slide processing fees, both in the United States and in international markets, primarily because of clearance by the FDA of the PAPNET (registered trademark) Testing System for commercial use in the United States on November 8, 1995. Prior to that time, the PAPNET (registered trademark) Testing System was permitted to be utilized in the United States on an investigational basis only, and the Company was permitted to derive revenue with respect thereto only to recover certain of its costs.

     Revenue increased during the first quarter of 1996, compared to the first quarter of 1995, in the United States, Europe, Australia, Asia and South America while declining in Canada. The decline in Canadian revenue was due primarily to a decision by NSI's client laboratories in Ontario, Canada to begin processing slides only for patients who would pay for the PAPNET (registered trademark) test, rather than testing a specified minimum number of slides each month.

     The Company's efforts during the first quarter of 1996 were focused on building distribution for PAPNET (registered trademark) testing in the United States, which involves training and equipping laboratories and educating gynecologists in areas where there are laboratories that can provide PAPNET (registered trademark) testing. During the quarter ended March 31, 1996, PAPNET (registered trademark) testing became available through 41 additional laboratories, bringing the total number of sites offering the PAPNET (registered trademark) test to 89 by the end of the quarter.

     During the first quarter of 1996, the Company scanned Pap smears from 55 different laboratories in 25 states. The Company increased its world-wide marketing and sales headcount by seven to a total of 41 persons during the quarter. The Company expects to add as many as eight marketing and sales personnel during the second quarter of 1996, which will increase the number of sales personnel calling on both laboratories and clinicians.

     To establish PAPNET (registered trademark) testing in the United States as the standard of care in Pap smear analysis, the Company is executing a three step sequential marketing approach that targets (i) its direct clients, the clinical laboratories that perform Pap smear testing, (ii) gynecologists and those primary care physicians and other clinicians who take Pap smears and can order PAPNET (registered trademark) testing, and (iii) women, to encourage them to request PAPNET (registered trademark) testing or to agree to it if it is recommended by a physician. The Company believes that effective marketing to all three target audiences must occur before significant revenue growth will occur in the United States. In addition, the Company will not begin direct-to-consumer advertising until an adequate distribution network of laboratories is established and that clinician awareness of the PAPNET (registered trademark) test is sufficiently high to motivate physicians to prescribe or recommend the test. Because of these prerequisites, the Company does not expect to initiate direct-to-consumer advertising before late in the third quarter of 1996. The Company has also begun discussions with insurers, managed care organizations and other third-party payers and providers concerning reimbursement for PAPNET (registered trademark) testing.

     Total costs and expenses for the first quarter of 1996 were $8,499,000 compared to $4,516,000 during the first quarter of 1995, an increase of $3,983,000. This increase was primarily the result of higher sales and marketing expenses, which increased to $3,517,000
from $891,000 in the first quarter of 1995.   The increase in sales
and marketing expense of $2,626,000 was primarily due to costs associated with the launch of the PAPNET (registered trademark) Testing System in the United States and other countries, including salaries for additional personnel, and advertising and promotion costs. In addition, the Company's cost of sales, research and development and general and administrative expenses also increased during the first quarter of 1996 as compared to the first quarter of 1995, although at a slower rate than sales and marketing expense. These increases were due primarily to the need to expand the administrative and technical infrastructure of the Company to support commercial activities, both in the United States and overseas. General and administrative expenses were also impacted by the need to meet the added requirements of being a public company following the Company's IPO.

     Interest income for the first quarter of 1996 was $1,483,000 compared to $39,000 in the first quarter of 1995. This increase was due primarily to the Company's significantly higher levels of cash and cash equivalent balances in 1996 as a result of the Company's IPO, equity sales to private investors during the second half of 1995 and the exercise of certain warrants by investors in December 1995.

     Interest expense for the first quarter of 1996 was $248,000 compared to $240,000 during the first quarter of 1995. There were no material changes to the level of debt and capital lease obligations between the two periods.

     The Company incurred an unfavorable foreign exchange loss of $234,000 during the first quarter of 1996 compared to a foreign
exchange gain of $353,000 during the first quarter of 1995.   Both
the 1996 loss and the 1995 gain were caused by fluctuations in exchange rates on dollar-denominated intercompany loans.


     The Company incurred a net loss during the first quarter of 1996 of $6,847,000 compared to a net loss of $3,860,000 during the first quarter of 1995. The increased net loss was due primarily to the increase in marketing and sales expenses and to the expansion of the administrative and technical infrastructure relating to the commercial launch of the PAPNET (registered trademark) Testing System in the United States.
Liquidity and Capital Resources


     The Company has financed its operations since its inception primarily by the issuance of equity securities, funds received for territorial license agreements, sales of PAPNET (registered trademark) Testing System services, interest earned on cash, cash equivalents and short-term investments and proceeds from notes payable, bank loans and equipment leasing arrangements.

     The Company's combined cash and cash equivalents totaled $105,809,000 at March 31, 1996, a decrease of $8,334,000 from
December 31, 1995. During the first quarter of 1996, the Company used $6,271,000 for operating activities and $2,958,000 for investing activities, while generating $652,000 from financing activities, primarily proceeds from capital lease financing arrangements, notes and bank loans.

     The primary uses of cash and cash equivalents during the first quarter of 1996 were $6,847,000 (inclusive of $758,000 of non-cash expenses) to finance the Company's net loss, $2,958,000 to purchase capital equipment, primarily for the manufacture of PAPNET (registered trademark) Scanning Stations to support the expansion of the Company's commercial activities, $570,000 to repay notes, bank loans and capital lease obligations, and a $442,000 reduction in accounts payable balances. The primary sources of cash and cash equivalents during the first quarter of 1996 were $822,000 from proceeds of lease finance transactions (sale/lease-backs) and $399,000 of proceeds from notes and bank loans. Changes to the components of working capital and other items accounted for the remainder of the net change in cash and cash equivalents.

     The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, the Company anticipates that expenditures will continue to increase significantly in 1996 due to the cost of the marketing launch of the PAPNET (registered trademark) Testing System in the United States and the expansion of research and development programs for additional clinical indications and claims. The Company estimates that during 1996, it will invest approximately $8.0 million for working capital purposes and approximately $17.0 million for capital expenditures and leasehold improvements, primarily associated with the manufacture or purchase of PAPNET (registered trademark) Scanning Stations and related equipment, PAPNET (registered trademark) Review Stations and facility leasehold improvements. Although funding for these capital expenditures is expected to be available out of the net proceeds of the IPO, management of the Company believes that it may be desirable for the Company to finance certain of such capital expenditures through additional debt or capital lease obligations. There can be no assurance, however, that such financing can be obtained by the Company on reasonable terms.

     The Company anticipates that its current cash and cash equivalents will be sufficient to enable the Company to meet its future operating requirements. The Company, however, does not expect to generate a positive internal cash flow in the foreseeable future due to the expected increases in capital expenditures, working capital requirements and ongoing losses during the next year, including the expected cost of commercializing the PAPNET (registered trademark) Testing System. The Company may need to arrange additional equity or debt financing for the future operation of its business. There can be no assurance that such financing can be obtained or, if it is obtained, that the terms thereof will be reasonable. The Company plans to continue its policy of investing excess funds in short-term investment-grade notes.

     Since inception through March 31, 1996, the Company's sales of PAPNET (registered trademark) testing services for commercial use have been derived principally from foreign sources. The Company anticipates that international sales will continue to represent a significant portion of its net sales as it executes its plan to establish commercial use of the PAPNET (registered trademark) Testing System on a worldwide basis, including the United States. Neuromedical Systems, Inc., the United States parent company, has provided a significant portion of the financing required for its Netherlands and Hong Kong Scanning Centers through United States dollar-denominated intercompany loans. The Company also maintains its PAPNET (registered trademark) Testing System manufacturing facility in Israel. As a result of its international operations and its current financing approach, the Company's operating results are subject to the impact of fluctuations in exchange rates of the currencies in which its foreign operations conduct business versus the United States dollar. The Company is exposed to gains and losses with respect to most European currencies and Australian dollars because the Company's subsidiaries invoice for slide processing services in the local currency of the country in which slide processing services are provided. Certain of the Company's and its subsidiaries' revenues and expenses are in Hong Kong dollars and Israel shekels, the values of which are presently tied to United States dollars and therefore, are not currently subject to material fluctuations. There can be no assurance, however, that the exchange rate between the U.S. dollar and these currencies will not change in the future. During the first quarter ended March 31, 1996, the Company's operating results reflect foreign exchange losses of $234,000 and its financial position as of that date reflects a foreign currency translation effect of ($19,000), both of which relate principally to the aforementioned United States dollar-denominated intercompany loans. Fluctuations in exchange rates have not had a material impact on the Company's revenues or costs and expenses. The Company may implement a hedge program if its exposure to foreign currency increases.

     On December 4, 1995, the Company was served with a Summons and Complaint in an action entitled HERBST ET AL. V. NEUROMEDICAL SYSTEMS, INC. ET AL., in the Supreme Court of the State of New York. The plaintiffs in this suit allege, among other things, that pursuant to written contracts, which they claim the Company has breached, they were entitled to be issued warrants exercisable for the purchase of approximately 128,000 shares of common stock at various prices. They further allege that the Company and certain of its officers and directors made fraudulent misrepresentations and took other allegedly improper actions that diminished the value of the warrants they claim they are entitled to under these contracts. On January 31, 1996, the plaintiffs served the Company with an Amended Complaint alleging legal claims similar to those in the original Summons and Complaint served on the Company, but adding one of the Company's directors as a defendant and specifying that the plaintiffs are seeking compensatory damages from the Company and certain of its officers and directors totaling $114 million and punitive damages totaling $175 million. The Company intends to vigorously defend this action. The Company believes that in any event the damages claimed bear no relation to the harm alleged and believes an adverse judgment in this case would not have a material adverse effect on the Company's operations, financial position or cash flows.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.

          See Management's Discussion and Analysis of Financial
          Condition and Results of Operation in Part I herein for disclosure concerning legal proceedings.

Item 2.   Changes in Securities.

          Not applicable.

Item 3.   Defaults upon Senior Securities.

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          Not applicable.

Item 5.   Other Information.

          The Company's three patents underwent re-examination by the United States Patent and Trademark Office (the "Patent Office") following the anonymous request of a third party in May 1995 in an attempt to have the patented claims invalidated. The Patent Office has informed the Company that each re-examined claim of the Company's three patents will be confirmed or found patentable. The majority of such claims will be confirmed without amendment. However, several claims have been amended at the Company's request to clarify that they apply to the use of the applicable technology to fixed cytological specimens. In addition, the Patent Office has said that it will allow the addition of certain other patent claims to one of the three re-examined patents.

          The Company has received a Notice of Intent to Issue Re-examination Certificates with respect to each of the three patents. The Company has not yet received the final Re-examination Certificates with respect to the patents undergoing re-examination.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

Exhibit
Number   Exhibit
- - -------- -------
11.0     Statement Regarding Computation of Per Share Earnings
27.1     Financial Data Schedule

          (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter for which this report is filed.

                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, a duly authorized officer and the Company's principal financial officer.


                              NEUROMEDICAL SYSTEMS, INC.



Dated: May 15, 1996           By:  /s/ David Duncan, Jr.
                                 David Duncan, Jr.
                                 Vice President, Finance and
                                   Administration, Chief Financial
                                   Officer

                                                         Exhibit 11.0

                     Neuromedical Systems, Inc.
              COMPUTATION OF PRIMARY EARNINGS PER SHARE
                                        Three Months Ended March 31,
                                        ----------------------------
                                            1996         1995 (2)
                                        -------------  -------------
Weighted average number of common shares
outstanding                             28,808,485     4,101,543
Common shares issued from October 1994
to completion of IPO (1)                0              57,599
Preferred stock issued from October 1994
to completion of IPO (1)                0              2,398,287
Assumed exercise of stock options and
warrants using  the treasury stock
method (1)                              0              316,980
Weighted average number of common shares
representing assumed conversion of
Series A through F  Preferred Stock
from date of issuance
                                        0              9,888,095
                                          -------------  -------------
Weighted average number of common and
common  equivalent shares outstanding
                                        28,808,485     16,762,504
                                          =============  =============
Net loss for period                       $ (6,847,000)  $ (3,860,000)
                                          -------------  -------------
Net loss per share (1995 pro forma)       $      (0.24)  $      (0.23)
                                          =============  =============

(1) Represents shares of common stock or common stock equivalents issued between October 1994 and completion of the IPO at a price per share less than the $15 per share price of common stock sold in the IPO. Such shares are considered to be "cheap stock" and, accordingly, reflected as outstanding for all periods presented prior to the IPO, using the treasury stock method.

(2) On a pro forma basis, giving effect to the conversion of convertible preferred stock to common.

                                                         Exhibit 11.0

                     Neuromedical Systems, Inc.
           COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE

                                        Three Months Ended March 31,
                                        ----------------------------
                                            1996         1995 (2)
                                        -------------  -------------
Weighted average number of common shares
outstanding                             28,808,485     4,101,543
Common shares issued from October 1994
to completion of IPO (1)                0              57,599
Preferred stock issued from October 1994
to completion of IPO (1)                0              2,398,287
Assumed exercise of stock options and
warrants using  the treasury stock
method (1)                              0              316,980
Weighted average number of common shares
representing assumed conversion of
Series A through F Preferred Stock
from date of issuance
                                        0              9,888,095
Assumed exercise of stock options and
warrants using the treasury stock
method (2)                              3,849,787      6,212,808
                                          -------------  -------------
Weighted average number of common and
common  equivalent shares outstanding
                                        32,658,272     22,975,312
                                          =============  =============
Net loss for period                        $(6,847,000)   $(3,860,000)
                                          -------------  -------------
Net loss per share (1995 pro forma)(3)     $     (0.21)   $     (0.71)
                                          =============  =============

(1) Represents shares of common stock or common stock equivalents issued between October 1994 and completion of the IPO, at a price per share less than the $15 per share price of common stock sold in the IPO. Such shares are considered to be "cheap stock" and, accordingly, reflected as outstanding for all periods presented prior to the IPO, using the treasury stock method.
(2) For purposes of calculating the number of shares issuable upon exercise of outstanding stock options and warrants, the closing stock price of $9.40 per share was used for 1995, and $20.75 per share was used for 1996.
(3) On a pro forma basis, giving effect to the conversion of convertible preferred stock to common stock.