Form 10-Q/A
period 1996-03-31
NEUROMEDICAL SYSTEMS INC
filed 1996-05-23
CIK 866933

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON D.C.  20549

                            FORM 10-Q/A
                         AMENDMENT No. 1 TO
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from         to
                                    -------    --------

                    Commission File No. 33-97722

                Neuromedical Systems, Inc.
- -----------------------------------------------------------
  (Exact Name of Registrant as Specified in its Charter)

               Delaware                     13-3526980
- --------------------------------------  -------------------
   (State or other Jurisdiction of       (I.R.S. Employer
    Incorporation or Organization)      Identification No.)

     Two Executive Boulevard, Suffern, NY  10901-4164
- -----------------------------------------------------------
         (Address of Principal Executive Offices)

Registrant's telephone number including area code:   (914) 368-3600
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

This Form 10-Q/A is being filed to amend Item 1 of Part 1 to correct the number of authorized shares of the Registrant as set forth in the condensed consolidated balance sheets herein.

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
Commitments and contingencies
Stockholders' equity
Convertible preferred stock, $.0001
  par value; authorized - 10,000,000
  shares; none issued and outstanding        _             _
Common stock, $.0001 par value;
  authorized - 100,000,000 shares;
  issued and outstanding 28,808,485
  shares in 1996 and 28,804,828 shares
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

                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, a duly authorized officer and the Company's principal financial officer.


                              NEUROMEDICAL SYSTEMS, INC.



Dated: May 23, 1996           By:  /s/ David Duncan, Jr.
                                 David Duncan, Jr.
                                 Vice President, Finance and
                                   Administration, Chief Financial
                                   Officer