Form 10-Q
period 1996-06-30
NEUROMEDICAL SYSTEMS INC
filed 1996-08-13
CIK 866933

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549

                                   FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to ____________


                         Commission File No. 33-97722

                          Neuromedical Systems, Inc.
            (Exact Name of Registrant as Specified in its Charter)

               Delaware                              13-3526980
     (State or other Jurisdiction of              (I.R.S. Employer
     Incorporation or Organization)              Identification No.)

- --------------------------------------------------------------------------------

                Two Executive Boulevard, Suffern, NY 10901-4164
                   (Address of Principal Executive Offices)

- --------------------------------------------------------------------------------

     Registrant's telephone number including area code:  (914) 368-3600

                    (Former Name, Former Address and Former
                   Fiscal Year if Changed Since Last Report)
- --------------------------------------------------------------------------------
Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES  X      NO
    ----       ----

As of July 31, 1996, an aggregate of 29,345,953 shares of common stock were outstanding.

                           NEUROMEDICAL SYSTEMS, INC.

             Table of Contents Form 10-Q for the Quarterly Period
                              Ended June 30, 1996

PART I        FINANCIAL INFORMATION                                         PAGE
- ------        ---------------------                                         ----
Item 1.       Financial Statements.

                 Condensed Consolidated Balance Sheets at
                 June 30, 1996 (unaudited) and December 31, 1995.            3

                 Condensed Consolidated Statements of Operations for
                 Three Months Ended June 30, 1996 (unaudited) and
                 1995 (unaudited) and Six Months Ended June 30, 1996
                 (unaudited) and 1995.                                       4


                 Condensed Consolidated Statements of Cash Flows for
                 the Six Months Ended June 30, 1996 (unaudited) and 1995.    5

                 Notes to Condensed Consolidated Financial Statements.       6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                           7
PART II       OTHER INFORMATION
- -------       -----------------
Item 1.       Legal Proceedings.                                            15

Item 2.       Changes in Securities.                                        15

Item 3.       Defaults upon Senior Securities.                              15

Item 4.       Submission of Matters to a Vote
              of Security Holders.                                          15

Item 5.       Other Information.                                            16

Item 6.       Exhibits and Reports on Form 8-K.                             16

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.


                 Neuromedical Systems, Inc. and Subsidiaries


                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             June 30,        December 31,
                                                               1996              1995
                                                          --------------    --------------
                                                            (unaudited)
                                    Assets
Current assets:
 Cash and cash equivalents                                 $  95,827,000    $ 114,143,000
 Accounts receivable, net of allowance                         1,127,000          900,000
 Prepaid expenses                                                345,000          596,000
 Other current assets                                            714,000          105,000
                                                           -------------    -------------
Total current assets                                          98,013,000      115,744,000
Property and equipment, net                                   14,608,000       11,216,000
Patent and patent application costs, net
 (1996-$408,000, 1995-$325,000)                                  250,000          333,000
Other assets                                                   1,061,000           55,000
                                                           -------------    -------------
                                                           $ 113,932,000    $ 127,348,000
                                                           =============    =============
                     Liabilities and Stockholders' Equity
Current liabilities:
 Notes and bank loans payable--short-term                  $     529,000    $     583,000
 Current portion of capital lease obligations                    981,000          680,000
 Accounts payable                                              1,555,000        2,045,000
 Accrued liabilities                                           3,446,000        3,323,000
                                                           -------------    -------------
Total current liabilities                                      6,511,000        6,631,000
Notes and bank loans payable--long-term                        3,342,000        3,436,000
Notes payable--stockholder                                       600,000          600,000
Capital lease obligations, less current portion                2,178,000        2,014,000
Commitments and contingencies
Stockholders' equity:
 Convertible preferred stock, $.0001 par value; authorized -
  10,000,000 shares; none issued and outstanding                  --               --
 Common stock, $.0001 par value; authorized -
  100,000,000 shares; issued and outstanding 29,319,203
  shares in 1996 and 28,804,828 shares in 1995                     3,000            3,000
 Additional paid-in capital                                  175,562,000      175,237,000
 Accumulated deficit                                         (74,575,000)     (60,350,000)
 Foreign currency translation                                    311,000         (223,000)
                                                           -------------    -------------

Total stockholders' equity                                   101,301,000      114,667,000
                                                           -------------    -------------
                                                           $ 113,932,000    $ 127,348,000
                                                           =============    =============

                            See accompanying notes.

                  Neuromedical Systems, Inc. and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Three Months Ended June 30,        Six Months Ended June 30,
                                        ------------------------------     -----------------------------
                                            1996              1995             1996             1995
                                        ------------      ------------     ------------     ------------
                                         (unaudited)       (unaudited)      (unaudited)
Revenues:
 Slide processing                        $ 1,017,000      $   563,000      $  1,668,000      $ 1,067,000
                                         -----------      -----------      ------------      -----------
      Total revenues                       1,017,000          563,000         1,668,000        1,067,000
                                         -----------      -----------      ------------      -----------
Costs and Expenses:
 Cost of sales                             1,933,000        1,641,000         3,624,000        2,894,000
 Marketing and sales                       3,856,000        1,221,000         7,373,000        2,112,000
 Research and development                  1,529,000        1,362,000         3,079,000        2,557,000
 General and administrative                1,815,000        1,189,000         3,556,000        2,366,000
                                         -----------      -----------      ------------      -----------
      Total costs and expenses             9,133,000        5,413,000        17,632,000        9,929,000
                                         -----------      -----------      ------------      -----------
Loss from operations                      (8,116,000)      (4,850,000)      (15,964,000)      (8,862,000)

Other income (expense):
 Interest income                           1,325,000           35,000         2,808,000           74,000
 Interest expense                           (236,000)        (240,000)         (484,000)        (480,000)
 Foreign exchange                           (351,000)          (5,000)         (585,000)         348,000
                                         -----------      -----------      ------------      -----------
      Other income (expense)-net             738,000         (210,000)        1,739,000          (58,000)
                                         -----------      -----------      ------------      -----------
Net loss                                 $(7,378,000)     $(5,060,000)     $(14,225,000)     $(8,920,000)
                                         ===========      ===========      ============      ===========
Net loss per share
 (1995 on a pro forma basis)             $     (0.25)     $     (0.30)     $      (0.49)     $     (0.53)
                                         ===========      ===========      ============      ===========
Shares used in computation of
 net loss per share                       29,089,000       16,848,000        28,949,000       16,805,000
                                         ===========      ===========      ============      ===========

                            See accompanying notes.

                  Neuromedical Systems, Inc. and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Six Months Ended June 30,
                                                   ---------------------------
                                                       1996            1995
                                                   -----------      ----------
                                                   (unaudited)

OPERATING ACTIVITIES
Net Loss                                          $(14,225,000)    $(8,920,000)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization                     1,628,000       1,617,000
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable          (227,000)         51,000
  (Decrease) in accounts payable                      (490,000)       (351,000)
  Increase in accrued liabilities                      123,000         100,000
  (Increase) decrease in prepaid expenses
    and other assets                                  (114,000)        507,000
                                                   -----------      ----------
 Net cash used in operating activities             (13,305,000)     (6,996,000)
                                                   -----------      ----------
INVESTING ACTIVITIES
Purchases of property and equipment                 (5,126,000)     (2,640,000)
                                                   -----------      ----------
 Net cash used in investing activities              (5,126,000)     (2,640,000)
                                                   -----------      ----------
FINANCING ACTIVITIES
Restricted cash                                     (1,250,000)      1,016,000
Issuance of common stock                               325,000         861,000
Issuance of convertible preferred stock                     --       7,146,000
Repayments to licensees                                     --         (40,000)
Proceeds from notes and bank loans                     595,000         956,000
Payment of notes and bank loans                       (735,000)       (969,000)
Payments on capital leases                            (378,000)       (249,000)
Proceeds from capital lease financing                  962,000       1,313,000
                                                   -----------      ----------
 Net cash (used in) or provided by financing
  activities                                          (481,000)     10,034,000
                                                   -----------      ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                596,000        (474,000)
                                                   -----------      ----------
 Net decrease in cash and cash equivalents         (18,316,000)        (76,000)
Cash and cash equivalents, beginning of period     114,143,000       1,235,000
                                                   -----------      ----------
Cash and cash equivalents, end of period          $ 95,827,000     $ 1,159,000
                                                   ===========      ==========

                            See accompanying notes.

                  Neuromedical Systems, Inc. and Subsidiaries

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 June 30, 1996


Note 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Neuromedical Systems, Inc. (the "Company" or "NSI") Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K"). Operating results for the three month period ended June 30, 1996 and six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

Item 2.
                    Management's Discussion And Analysis Of
                 Financial Condition And Results Of Operations

         OVERVIEW

     The Company's principal activities since its founding in 1988 have been research and product and organizational development. The Company was established to develop, manufacture and market systems for computer assisted screening of Pap smears and other cytological specimens. The Company's revenues have been derived primarily from (i) sales of PAPNET(R) testing services, (ii) sales of licensing agreements (prior to 1992) and (iii) interest income.

     The PAPNET(R) Testing System was cleared by the FDA for commercial use in the United States on November 8, 1995. Prior to that time, the PAPNET(R) Testing System was permitted to be utilized in the United States on an investigational basis only, and the Company was permitted to derive revenue with respect thereto only to recover certain of its costs. The Company, however, was previously selling PAPNET(R) testing services for commercial use outside of the United States. The Company has established three designated facilities (the "Scanning Centers"), one each in the United States, The Netherlands and Hong Kong. The Netherlands operation has scanned slides from customers in Europe, South Africa and Canada, while the Hong Kong operation has scanned slides from Asia and Australia. See Note 5 to the Company's Consolidated Financial Statements for the year ended December 31, 1995, included in the 1995 Form 10-K, for information regarding the Company's revenues, net loss and identifiable assets by geographic area.

     The Company has incurred net losses since inception through June 30, 1996 of $74,575,000 and has to date generated only limited commercial revenues. Because the PAPNET(R) Testing System has now been cleared by the FDA, the Company is increasing the scale of its operations to commercial levels in the United States. Management of the Company believes that its existing cash resources will be sufficient to fund the increase in the scale of the Company's operations and to meet its cash requirements during the commercialization process. The Company's past results of operations reflect its developmental or early commercial stage and are not necessarily indicative of the results from operations that may be expected as the scale of its operations increases.

     Statements in this discussion which are not historical facts, including statements about the Company's confidence and strategies and its expectations about demand for and acceptance of the PAPNET(R) Testing System are forward looking statements that involve risks and uncertainties. These include, but are not limited to, the Company's reliance on a single product, competition, dependence on key personnel, the impact on the Company of its territorial license agreements, dependence on patents and proprietary technology, government regulation of both products and advertising, limited marketing and sales history, the impact of third-party reimbursement decisions, risk of litigation and other risks detailed in the Company's Security and Exchange Commission filings, including its 1995 Form 10-K.

RESULTS OF OPERATIONS

     The Company's results of operations have fluctuated significantly from year to year and quarter to quarter, principally due to variations in the level of expenditures relating to its clinical trials, research projects, marketing and sales programs and international expansion. The Company's results of operations are expected to continue to fluctuate significantly and may continue to result in substantial losses.

     From inception through June 30, 1996, the Company experienced negative gross margins due to the significant underutilization of its scanning and manufacturing operations which occurred as a result of the need to establish these capabilities prior to FDA clearance and the anticipated expansion of the Company's marketing and sales activities since such clearance.

     The Company expects that costs and expenses will increase significantly in the second half of 1996 and during 1997 as the Company expands its commercial operations, including marketing, sales, manufacturing, slide processing, research and administrative activities to meet the expected increase in market demand.

     To establish PAPNET(R) testing in the United States as the standard of care in Pap smear analysis, the Company is executing a three step sequential marketing approach that targets (i) its direct clients, the clinical laboratories that perform Pap smear testing, (ii) gynecologists and those primary care physicians and other clinicians who take Pap smears and can order PAPNET(R) testing and (iii) women, to encourage them to request PAPNET(R) testing or to agree to it if it is recommended by a clinician. The Company believes that significant revenue growth in the United States depends upon effective marketing to all three target audiences.

     The Company will begin direct-to-consumer advertising after it determines that an adequate distribution network of laboratories is established and that clinician awareness of the PAPNET(R) test is sufficiently high to motivate clinicians to prescribe or recommend the test. During the second quarter, the Company made significant progress in building laboratory distribution and physician awareness. Accordingly, the Company expects to initiate direct-to-consumer advertising in the second half of 1996. The Company has also begun discussions with insurers, managed care organizations and other third-party payers concerning reimbursement for PAPNET(R) testing.

     In addition, the Company has had discussions with other health care companies regarding the limited co-promotion of PAPNET(R) testing along with the products of such health care companies. No agreement has been reached with any such company. Although such an agreement is expected to increase physician awareness of the PAPNET(R) test, the Company does not expect that any such contemplated agreement would have a direct impact on its sales.

     Interest expense is expected to increase in the future as the Company borrows to fund expansion of its manufacturing, slide processing and marketing capabilities, including the installation of additional PAPNET(R) Scanning Stations at the Company's Scanning Centers. It is expected that this increase will continue to be substantially offset during 1996 by the interest income from the investment of the Company's cash, including the proceeds of the Company's initial public offering, completed in December 1995 (the "IPO").

     The impact of inflation and changing prices on the Company's revenues and costs has not been significant.

FOR THE SECOND QUARTERS ENDING JUNE 30, 1996 AND 1995

     Total revenues for the second quarter ending June 30, 1996 were $1,017,000, an increase of 81% from $563,000 for the second quarter of 1995. Revenue
increased both in the United States and internationally.   The increase was due
primarily to the Company's ability to charge higher slide processing fees, both in the United States and in international markets, primarily because of clearance by the FDA of the PAPNET(R) Testing System for commercial use in the United States on November 8, 1995. Prior to that time, the PAPNET(R) Testing System was permitted to be utilized in the United States on an investigational basis only, and the Company was permitted to derive revenue with respect thereto only to recover certain of its costs.

     The Company's efforts during the first half of 1996 were focused on building distribution for PAPNET(R) testing in the United States, which involves training cytotechnologists and pathologists and equipping laboratories, as well as educating gynecologists in areas where there are laboratories that can provide PAPNET(R) testing. During the quarter ended June 30, 1996, PAPNET(R) testing became available through 49 additional laboratories, bringing the total number of sites able to provide the PAPNET(R) test to 138 by the end of the quarter.

     During the second quarter of 1996, in the United States, the Company scanned Pap smears from 75 different laboratories in 34 states. The Company increased its world-wide marketing and sales headcount by twelve to a total of 53 persons during the quarter. The Company expects to continue to expand its marketing and sales personnel during the second half of 1996, which will increase the number of sales personnel calling on both laboratories and clinicians.

     Total costs and expenses for the second quarter of 1996 were $9,133,000 compared to $5,413,000 during the second quarter of 1995, an increase of $3,720,000. This increase was primarily the result of higher sales and marketing expenses, which increased to $3,856,000 from $1,221,000 in the second quarter of 1995. The increase in sales and marketing expenses of $2,635,000 was due primarily to costs associated with the launch of the PAPNET(R) Testing System in the United States, including salaries for additional personnel and advertising and promotion costs. In addition, the Company's cost of sales, research and development and general and administrative expenses also increased during the second quarter of 1996 as compared to the second quarter of 1995, although at a slower rate than sales and marketing expenses. These increases were due primarily to the expansion of the administrative and technical infrastructure of the Company to support commercial activities in both the United States and overseas, along with the additional costs of being a public company following the Company's IPO.

     Interest income for the second quarter of 1996 was $1,325,000 compared to $35,000 in the second quarter of 1995. This increase was due primarily to the Company's significantly higher levels of cash and cash equivalent balances in 1996 as a result of the IPO, equity sales to private investors during the third quarter of 1995 and the exercise of certain warrants by investors in December 1995.

     Interest expense for the second quarter of 1996 was $236,000 compared to $240,000 during the second quarter of 1995. There were no material changes to the level of debt and capital lease obligations between the two periods.

     The Company incurred an unfavorable foreign exchange loss of $351,000 during the second quarter of 1996 compared to a foreign exchange loss of $5,000 during the second quarter of 1995. Both of these losses were caused by fluctuations in exchange rates on dollar-denominated intercompany loans. To date, the Company has not implemented a program to hedge its foreign currency risk, but may do so in the future.

     The Company incurred a net loss during the second quarter of 1996 of $7,378,000 compared to a net loss of $5,060,000 during the second quarter of 1995. The increased net loss was due primarily to the increase in marketing and sales expenses and to the expansion of the administrative and technical infrastructure relating to the commercial launch of the PAPNET(R) Testing System in the United States.

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995

     Total revenues for the six months ending June 30, 1996 were $1,668,000, an increase of 56% from $1,067,000 during the corresponding period of 1995. This increase was due primarily to higher unit pricing in 1996 compared to 1995 and to increased unit volume in the United States.

     Revenue increased during the six month period ending June 30, 1996, compared to the corresponding period of 1995, in the United States and
internationally.   The rate of increase internationally was reduced by a decline in revenue in Canada that was due primarily to a decision by the Company's client laboratories in Ontario, Canada to begin processing slides only for patients who would pay for the PAPNET(R) test, rather than testing a specified minimum number of slides each month.

     Total costs and expenses for the six month period ending June 30, 1996 were $17,632,000 compared to $9,929,000 during the corresponding period of 1995, an increase of $7,703,000. This increase was primarily the result of higher sales and marketing expenses, which increased to $7,373,000 in 1996 from $2,112,000 during the corresponding period of 1995. As was the case for the second quarter, the increase in sales and marketing expenses of $5,261,000 was due primarily to costs associated with the launch of the PAPNET(R) Testing System in the United States, including salaries for additional personnel, advertising and promotion costs. In addition, the Company's cost of sales, research and development and general and administrative expenses also increased during the first six months of 1996 as compared to the corresponding period of 1995, although at a slower rate than sales and marketing expenses. These increases were due primarily to the expansion of the administrative and technical infrastructure of the Company to support commercial activities in both the United States and overseas, along with the additional costs of being a public company following the Company's IPO.

     Interest income for the first six months of 1996 was $2,808,000 compared to $74,000 during the first six months of 1995. This increase was due primarily to the Company's significantly higher levels of cash and cash equivalent balances in 1996 as a result of the IPO, equity sales to private investors during the third quarter of 1995 and the exercise of certain warrants by investors in December 1995.

     Interest expense during the first six months of 1996 was $484,000 compared to $480,000 during the corresponding period of 1995. There were no material changes to the level of debt and capital lease obligations between the two periods.

     The Company incurred an unfavorable foreign exchange loss of $585,000 during the first six months of 1996 compared to a foreign exchange gain of $348,000 during the corresponding period of 1995. Both the 1996 loss and the 1995 gain were caused by fluctuations in exchange rates on dollar-denominated intercompany loans.

     The Company incurred a net loss during the first six months of 1996 of $14,225,000 compared to a net loss of $8,920,000 during the same period of 1995. The increased net loss was due primarily to the increase in marketing and sales expenses and to the expansion of the administrative and technical infrastructure relating to the commercial launch of the PAPNET(R) Testing System in the United States.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since its inception primarily by the issuance of equity securities, sales of PAPNET(R) Testing System services, funds received for territorial license agreements (prior to 1992), interest earned on cash, cash equivalents and short-term investments and proceeds from notes, bank loans and equipment leasing arrangements.

     The Company's combined cash and cash equivalents totaled $95,827,000 at June 30, 1996, a decrease of $18,316,000 from December 31, 1995. During the first six months of 1996, the Company used $13,305,000 for operating activities, $5,126,000 for investing activities and a net use of $481,000 for financing activities, including the deposit of $1,250,000 of cash into a restricted certificate of deposit as security collateral on a letter of credit for the lease of the Company's new scanning facility in New Jersey.

     The primary uses of cash and cash equivalents during the first six months of 1996 were $14,225,000 (inclusive of $1,628,000 of non-cash expenses) to finance the Company's net loss, $5,126,000 to purchase capital equipment, primarily for the manufacture of PAPNET(R) Scanning Stations to support the expansion of the Company's commercial activities, $1,113,000 to repay notes, bank loans and capital lease obligations, the aforementioned deposit of $1,250,000 of cash into a restricted certificate of deposit as security collateral on a letter of credit, and $708,000 to finance changes in operating assets and liabilities.

     The primary sources of cash and cash equivalents during the first six months of 1996 were $962,000 from proceeds of lease finance transactions (sale/lease-backs), proceeds of $595,000 from notes and bank loans and $325,000 from the issuance of common stock, primarily associated with the exercise of Common Stock warrants and options. Changes to the components of working capital and other items accounted for the remainder of the net change in cash and cash equivalents.

     The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, the Company anticipates that expenditures will continue to increase significantly in 1996 and 1997 due to the cost of the marketing launch of the PAPNET(R) Testing System in the United States, the increased cost of marketing and sales programs in overseas markets and the expansion of research and development programs for additional clinical indications and claims. The Company estimates that, during 1996, it will invest approximately $5.0 million for working capital purposes and approximately $13.0 million for capital expenditures and leasehold improvements, primarily associated with the manufacture or purchase of PAPNET(R) Scanning Stations and related equipment, PAPNET(R) Review Stations and facility leasehold improvements. Although funding for these capital expenditures is expected to be available out of the Company's cash resources, management of the Company believes that it may be desirable for the Company to finance certain of such capital expenditures through additional debt or capital lease obligations. There can be no assurance, however, that such financing can be obtained by the Company or, if it is obtained, that the terms thereof will be reasonable.

     The Company anticipates that its current cash and cash equivalents will be sufficient to enable the Company to meet its future operating requirements. The Company, however, does not expect to generate a positive internal cash flow in the foreseeable future due to the expected increases in capital expenditures, working capital requirements and ongoing losses during the next year, including the expected cost of commercializing the PAPNET(R) Testing System. The Company may need to arrange additional equity or debt financing for the future operation of its business. There can be no assurance that such financing can be obtained or, if it is obtained, that the terms thereof will be reasonable. The Company plans to invest excess funds in short-term instruments, including money market funds.

     During the six months ending June 30, 1996, the Company's operating results reflect foreign exchange losses of $585,000 and its financial position as of that date reflects a foreign currency translation effect of $311,000. As discussed in detail below, the Company is subject to foreign currency exchange rate risk because (i) it has investments in its foreign subsidiaries, (ii) it derives a significant portion of its revenues and incurs a significant portion of its costs and expenses in the local currencies of the countries in which its subsidiaries are transacting business and (iii) it finances the operations of such subsidiaries substantially through dollar-denominated intercompany loans which are recorded on the books of the subsidiaries in their respective local currencies. Fluctuations in exchange rates have not had a material impact on the Company's revenues or costs and expenses, but have affected the value of its equity investments and intercompany loans.

     Since inception through June 30, 1996, the Company's sales of PAPNET(R) testing services for commercial use have been derived principally from foreign sources. Although the

Company expects U.S. revenues to increase faster than non-U.S. revenues, the Company anticipates that international sales will continue to represent a significant portion of its net sales as it executes its plan to establish commercial use of the PAPNET(R) Testing System on a worldwide basis. In addition, Neuromedical Systems, Inc., the United States parent company, has provided a significant portion of the financing required for its subsidiaries in the Netherlands, Australia, Israel and Hong Kong through intercompany loans and equity investments denominated in U.S. dollars. As a result of its international operations and its current financing approach, the Company's operating results are subject to the impact of fluctuations in exchange rates of the currencies in which its foreign operations conduct business versus the United States dollar. The Company is exposed to gains and losses with respect to Australian dollars and several European currencies (predominately Dutch guilders) because the Company's subsidiaries invoice for slide processing services and incur costs and expenses in local currencies. Certain of the Company's and its subsidiaries' revenues and expenses are in Hong Kong dollars and Israeli shekels, the values of which are presently tied to the United States dollar and, therefore, are not currently subject to material fluctuations. There can be no assurance, however, that the exchange rate between the U.S. dollar and these currencies will not fluctuate in the future. To date, the Company has not implemented a program to hedge its foreign currency risk, but may do so in the future.

     On December 4, 1995, the Company was served with a Summons and Complaint in an action entitled Herbst et al. v. Neuromedical Systems, Inc. et al., in the Supreme Court of the State of New York. The plaintiffs in this suit allege, among other things, that pursuant to written contracts, which they claim the Company has breached, they were entitled to be issued warrants exercisable for the purchase of approximately 128,000 shares of common stock at various prices. They further allege that the Company and certain of its officers and directors made fraudulent misrepresentations and took other allegedly improper actions that diminished the value of the warrants they claim they are entitled to under these contracts. On January 31, 1996, the plaintiffs served the Company with an Amended Complaint alleging legal claims similar to those in the original Summons and Complaint served on the Company, but adding one of the Company's former directors as a defendant and specifying that the plaintiffs are seeking compensatory damages from the Company and one of its officers and a former director totaling $114 million and punitive damages totaling $175 million. The Company intends to vigorously defend this action. The Company believes that, in any event, the damages claimed bear no relation to the harm alleged and believes an adverse judgment in this case would not have a material adverse effect on the Company's operations, financial position or cash flows.

     On July 15, 1996, the Company filed a lawsuit against NeoPath, Inc. ("NeoPath") in the United States District Court for the Southern District of New York, seeking damages and injunctive relief for patent infringement, false advertising, unfair competition, intentional interference with business relations and damage to business reputation. In the lawsuit, the Company alleges that NeoPath willfully misappropriated NSI's patented technology and used the technology in NeoPath's AutoPap 300 QC System. The Company also alleges that NeoPath falsely characterized and made misleading comparisons to consumers and securities analysts between the AutoPap 300 QC System and NSI's PAPNET(R) Testing System. Although the duration, costs and the ultimate outcome of this lawsuit are unknown, the Company expects that the costs of this lawsuit will be significant during 1996 and 1997.

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings.


         See Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I herein for disclosure concerning legal proceedings.


Item 2.  Changes in Securities.


         Not Applicable.


Item 3.  Defaults upon Senior Securities.


         Not Applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.

         The following matters were submitted to a vote of the Company's stockholders on June 20, 1996 at the Company's 1996 Annual Meeting of
         Stockholders:

                1. Election of three Class I directors to hold office until the Company's 1999 Annual Meeting and until the election and qualification of their successors. The votes cast in such matter were as follows:

                                                Broker
Nominee            For      Withheld  Abstain  Non-Votes    Total
- -------            ---      --------  -------  ---------    -----
 Genberg        20,541,410    58,886     0         0      20,600,296
 Ish-Hurwitz    20,545,673    54,623     0         0      20,600,296
 Herbst         20,545,673    54,623     0         0      20,600,296

                2. Ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1996. The votes cast in such matter were as follows:

                                           Broker
        For        Against     Abstain    Non-Votes          Total
        ---        -------     -------    ---------          -----

     20,545,673     54,623        0            0           20,600,296

Item 5.  Other Information.


         None.


Item 6.  Exhibits and Reports on Form 8-K.


         (a)  Exhibits.


              Exhibit

              Number       Exhibit
              -------      -------

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

                                       NEUROMEDICAL SYSTEMS, INC.

     Dated: August 13, 1996            By:  /s/ David Duncan, Jr.
                                            David Duncan, Jr.
                                            Vice President, Finance and
                                             Administration, Chief Financial
                                             Officer