Form 10-Q
period 1996-09-30
NEUROMEDICAL SYSTEMS INC
filed 1996-11-14
CIK 866933

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                               ----------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from             to
                                  ------------   ------------
  Commission File No. 33-97722

                          NEUROMEDICAL SYSTEMS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 13-3526980
-------------------------------------     -------------------------------------
   (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

                TWO EXECUTIVE BOULEVARD, SUFFERN, NY 10901-4164
-------------------------------------------------------------------------------
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       Registrant's telephone number including area code: (914) 368-3600

-------------------------------------------------------------------------------
                    (FORMER NAME, FORMER ADDRESS AND FORMER
                   FISCAL YEAR IF CHANGED SINCE LAST REPORT)

  Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

  YES X    NO
      -       -
  As of October 31, 1996, an aggregate of 29,738,611 shares of common stock were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           NEUROMEDICAL SYSTEMS, INC.

             TABLE OF CONTENTS FORM 10-Q FOR THE QUARTERLY PERIOD
                           ENDED SEPTEMBER 30, 1996

PART I   FINANCIAL INFORMATION
                                                                                       PAGE
Item 1.  Financial Statements......................................................       3
         Condensed Consolidated Balance Sheets at September 30, 1996 (unaudited)
         and
         December 31, 1995.........................................................       3
         (Unaudited) Condensed Consolidated Statements of Operations for Three
         Months Ended
         September 30, 1996 and 1995 and Nine Months Ended
         September 30, 1996 and 1995...............................................       4
         (Unaudited) Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 1996 and 1995..................................       5
         Notes to (Unaudited) Condensed Consolidated Financial Statements..........       6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations................................................................       7
PART II  OTHER INFORMATION
Item 1.  Legal Proceedings.........................................................      13
Item 2.  Changes in Securities.....................................................      13
Item 3.  Defaults upon Senior Securities...........................................      13
Item 4.  Submission of Matters to a Vote of Security Holders.......................      13
Item 5.  Other Information.........................................................      13
Item 6.  Exhibits and Reports on Form 8-K..........................................      13

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                  NEUROMEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      SEPTEMBER    DECEMBER 31,
                                                       30, 1996        1995
                                                     ------------  ------------
                                                     (UNAUDITED)
                      ASSETS
Current assets:
  Cash and cash equivalents........................  $ 87,126,000  $114,143,000
  Accounts receivable, net of allowance............     1,191,000       900,000
  Prepaid expenses.................................     1,451,000       596,000
  Other current assets.............................     1,585,000       105,000
                                                     ------------  ------------
Total current assets...............................    91,353,000   115,744,000
Property and equipment, net........................    15,256,000    11,216,000
Patent and patent application costs, net of accumu-
 lated amortization
 (1996-$450,000, 1995-$325,000)....................       208,000       333,000
Other assets.......................................     1,056,000        55,000
                                                     ------------  ------------
                                                     $107,873,000  $127,348,000
                                                     ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes and bank loans payable--short-term.........  $    691,000  $    583,000
  Current portion of capital lease obligations.....     1,205,000       680,000
  Accounts payable.................................     1,721,000     2,045,000
  Accrued liabilities..............................     4,280,000     3,323,000
                                                     ------------  ------------
Total current liabilities..........................     7,897,000     6,631,000
Notes and bank loans payable--long-term............     3,258,000     3,436,000
Notes payable--stockholder.........................       600,000       600,000
Capital lease obligations, less current portion....     3,368,000     2,014,000
Commitments and contingencies
Stockholders' equity:
  Convertible preferred stock, $.0001 par value;
   authorized--10,000,000 shares; none issued and
   outstanding.....................................            --            --
  Common stock, $.0001 par value; authorized--
   100,000,000 shares; issued and outstanding
   29,620,481 shares in 1996 and 28,804,828 shares
   in 1995.........................................         3,000         3,000
  Additional paid-in capital.......................   176,643,000   175,237,000
  Accumulated deficit..............................   (84,163,000)  (60,350,000)
  Foreign currency translation.....................       267,000      (223,000)
                                                     ------------  ------------
Total stockholders' equity.........................    92,750,000   114,667,000
                                                     ------------  ------------
                                                     $107,873,000  $127,348,000
                                                     ============  ============

                            See accompanying notes.

                  NEUROMEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                            Three Months Ended          Nine Months Ended
                                                              September 30,              September 30,
                                                         ------------------------  --------------------------
                                                            1996         1995          1996          1995
                                                         -----------  -----------  ------------  ------------
Revenues:
  Slide processing...................................... $ 1,286,000  $   698,000  $  2,954,000  $  1,765,000
                                                         -----------  -----------  ------------  ------------
    Total revenues......................................   1,286,000      698,000     2,954,000     1,765,000
                                                         -----------  -----------  ------------  ------------
Costs and Expenses:
  Cost of sales.........................................   2,085,000    1,741,000     5,709,000     4,635,000
  Marketing and sales...................................   6,262,000    1,614,000    13,635,000     3,726,000
  Research and development..............................   1,945,000    1,554,000     5,024,000     4,111,000
  General and administrative............................   1,559,000    1,791,000     5,115,000     4,157,000
                                                          -----------  -----------  ------------  ------------
    Total costs and expenses............................  11,851,000    6,700,000    29,483,000    16,629,000
                                                          -----------  -----------  ------------  ------------
Loss from operations.................................... (10,565,000)  (6,002,000)  (26,529,000)  (14,864,000)
Other income (expense):
  Interest income.......................................   1,236,000       68,000     4,044,000       142,000
  Interest expense......................................    (305,000)    (197,000)     (789,000)     (677,000)
  Foreign exchange......................................      46,000     (157,000)     (539,000)      191,000
                                                         -----------  -----------  ------------  ------------
    Other income (expense)--net.........................     977,000     (286,000)    2,716,000      (344,000)
                                                         -----------  -----------  ------------  ------------
Net loss................................................ $(9,588,000) $(6,288,000) $(23,813,000) $(15,208,000)
                                                         ===========  ===========  ============  ============
Net loss per share (1995 on a pro forma basis).......... $     (0.33) $     (0.37) $      (0.82) $      (0.90)
                                                         ===========  ===========  ============  ============
Shares used in computation of net loss per share........  29,450,000   16,978,000    29,117,000    16,863,000
                                                         ===========  ===========  ============  ============




                           See accompanying notes.

                  NEUROMEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                              NINE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------
                                                   1996             1995
                                              ---------------  ---------------
OPERATING ACTIVITIES
Net Loss....................................  $   (23,813,000) $   (15,208,000)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization.............        2,445,000        2,153,000
  Issuance of common stock warrants and op-
   tions for services rendered..............          237,000              --
Changes in operating assets and liabilities:
  (Increase) in accounts receivable.........         (291,000)        (137,000)
  (Decrease) in accounts payable............         (324,000)        (887,000)
  Increase in accrued liabilities...........          720,000        1,689,000
  (Increase) decrease in prepaid expenses
   and other assets.........................       (2,086,000)          43,000
                                              ---------------  ---------------
  Net cash used in operating activities.....      (23,112,000)     (12,347,000)
                                              ---------------  ---------------
INVESTING ACTIVITIES
Purchases of property and equipment.........       (6,531,000)      (3,110,000)
                                              ---------------  ---------------
  Net cash used in investing activities.....       (6,531,000)      (3,110,000)
                                              ---------------  ---------------
FINANCING ACTIVITIES
Restricted cash.............................       (1,250,000)       1,016,000
Issuance of common stock....................        1,406,000          861,000
Issuance of convertible preferred stock.....              --        19,345,000
Repayments to licensees.....................              --           (80,000)
Proceeds from notes and bank loans..........        1,001,000        1,686,000
Payment of notes and bank loans.............       (1,063,000)      (1,064,000)
Payments on capital leases..................         (670,000)        (403,000)
Proceeds from capital lease financing.......        2,655,000        1,332,000
                                              ---------------  ---------------
  Net cash provided by financing activities.        2,079,000       22,693,000
                                              ---------------  ---------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....          547,000         (283,000)
                                              ---------------  ---------------
  Net (decrease) increase in cash and cash
   equivalents..............................      (27,017,000)       6,953,000
Cash and cash equivalents, beginning of pe-
 riod.......................................      114,143,000        1,235,000
                                              ---------------  ---------------
Cash and cash equivalents, end of period....  $    87,126,000  $     8,188,000
                                              ===============  ===============

                            See accompanying notes.

                  NEUROMEDICAL SYSTEMS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                              SEPTEMBER 30, 1996

NOTE 1. BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Neuromedical Systems, Inc. (the "Company" or "NSI") Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K"). Operating results for the three month period ended September 30, 1996 and nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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

  The PAPNET(R) Testing System was cleared by the FDA for commercial use in the United States on November 8, 1995. Prior to that time, the PAPNET(R) Testing System was permitted to be utilized in the United States on an investigational basis only, and the Company was permitted to derive revenue with respect thereto only to recover certain of its costs. The Company, however, was previously selling PAPNET(R) testing services for commercial use outside of the United States. The Company has established three designated facilities (the "Scanning Centers"), one each in the United States, The Netherlands and Hong Kong. The Netherlands operation has scanned slides from customers in Europe, South Africa and Canada, while the Hong Kong operation has scanned slides from Asia and Australia. See Note 5 to the Company's Consolidated Financial Statements for the year ended December 31, 1995 included in the 1995 Form 10-K for information regarding the Company's revenues, net loss and identifiable assets by geographic area.

  The Company has incurred net losses since inception through September 30, 1996 of $84,163,000 and has to date generated only limited commercial revenues. Because the PAPNET(R) Testing System has now been cleared by the FDA, the Company is increasing the scale of its operations to commercial levels in the United States. Management of the Company believes that its existing cash resources will be sufficient to fund the increase in the scale of the Company's operations and to meet its cash requirements during the commercialization process. The Company's past results of operations reflect its developmental or early commercial stage and are not necessarily indicative of the results from operations that may be expected as the scale of its operations increases.

  Statements in this discussion which are not historical facts, including statements about the Company's confidence and strategies and its expectations about demand for and acceptance of the PAPNET(R) Testing System, are forward looking statements that involve risks and uncertainties. These include, but are not limited to, the Company's reliance on a single product, competition, dependence on key personnel, the impact on the Company of its territorial license agreements, dependence on patents and proprietary technology, government regulation of both products and advertising, limited marketing and sales history, the impact of third-party reimbursement decisions, risk of litigation and other risks detailed in the Company's Securities and Exchange Commission filings, including its 1995 Form 10-K.

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

  From inception through September 30, 1996, the Company experienced negative gross margins due to the significant underutilization of its scanning and manufacturing operations which occurred as a result of the need to establish these capabilities prior to FDA clearance and the anticipated expansion of the Company's marketing and sales activities since such clearance.

  The Company expects that costs and expenses will increase significantly in the remainder of 1996 and during 1997 as the Company expands its commercial operations, including marketing, sales, manufacturing, slide processing, research and administrative activities, to meet the anticipated increase in market demand.

  To establish PAPNET(R) testing in the United States as the standard of care in Pap smear analysis, the Company is executing a three step marketing approach that targets (i) its direct clients, the clinical laboratories that perform Pap smear testing, (ii) gynecologists and those primary care physicians and other clinicians who take Pap smears and can order PAPNET(R) testing and (iii) women, to encourage them to request PAPNET(R) testing or to agree to it if it is recommended by a clinician. The Company believes that significant revenue growth in the United States depends upon effective marketing to all three target audiences.

  The Company planned to begin direct-to-consumer advertising after it determined that an adequate distribution network of laboratories was established and that clinician awareness of the PAPNET(R) test was sufficiently high to motivate clinicians to prescribe or recommend the test. During 1996, the Company made significant progress in building laboratory distribution and physician awareness. Accordingly, the Company initiated direct-to-consumer advertising in August 1996, while continuing to market to laboratories and clinicians. The Company is also marketing to insurers, managed care organizations and other third-party payers concerning reimbursement for PAPNET(R) testing.

  In addition, in September 1996, the Company entered into a co-promotion agreement with the Women's Healthcare Group of the Parke-Davis division of Warner-Lambert Company. According to the terms of that agreement, members of the Parke-Davis field sales force will present PAPNET(R) testing promotional materials to physicians when making sales calls regarding Parke-Davis Loestrin(R) oral contraceptives. Although the Company does not expect that Parke-Davis's activities will have a significant direct impact on sales, the Company anticipates that the program will increase awareness of PAPNET(R) testing in the clinician's office, and that interested doctors will contact the Company's own sales representatives for more detailed presentations. Activities under the agreement began in late October 1996. The co-promotional effort is expected to continue into early 1997.

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

FOR THE THIRD QUARTER ENDING SEPTEMBER 30, 1996 AND 1995

  Total revenues for the third quarter ending September 30, 1996 were $1,286,000, an increase of 84% from $698,000 for the third quarter of 1995. The revenue increase over 1995 was due primarily to a significant increase in both unit volume and unit pricing in the United States market.

  During the third quarter of 1996, the Company announced several initiatives intended to increase awareness of the PAPNET(R) test, including the aforementioned co-promotion agreement with the Parke-Davis division of the Warner-Lambert Company and an agreement with MagnaCare/MagnaHealth that it provide PAPNET(R) testing as a covered benefit with Pap smears when ordered through its physician network.

  The Company's efforts during the first nine months of 1996 were focused on building distribution for PAPNET(R) testing in the United States, which involves training cytotechnologists and pathologists and equipping laboratories, as well as educating gynecologists in areas where there are laboratories that can provide PAPNET(R) testing. During the quarter ended September 30, 1996, the Company increased the number of U.S. laboratories offering PAPNET(R) testing by 55, bringing the total number of U.S. facilities offering PAPNET(R) testing (including both laboratories certified to perform the test and laboratories that have referral arrangements with such certified laboratories) to 193 by the end of the quarter.

  NSI also continued to expand its international laboratory distribution during the third quarter of 1996. PAPNET(R) testing is now available in 23 countries worldwide. By the end of the third quarter, PAPNET(R) testing was available through 44 laboratories in European countries and ten laboratories in Australia. In Asia, the Company continued to expand its business in Hong Kong, Taiwan and mainland China. During the quarter, the Company received limited slide processing revenue from 27 laboratories in mainland China.

  The Company increased its world-wide marketing and sales headcount by four to a total of 57 persons during the quarter. The Company expects to continue to expand its marketing and sales personnel during the remainder of 1996 and throughout 1997, which will increase the number of sales personnel calling on both laboratories and clinicians.

  Total costs and expenses for the third quarter of 1996 were $11,851,000 compared to $6,700,000 during the third quarter of 1995, an increase of $5,151,000. This increase was primarily the result of higher sales and marketing expenses, which increased to $6,262,000 from $1,614,000 in the third quarter of 1995. The increase in sales and marketing expenses of $4,648,000 was due primarily to costs associated with the launch of the PAPNET(R) Testing System in the United States, including salaries for additional personnel and advertising and promotion costs required to initiate the PAPNET(R) direct-to-consumer campaign. In addition, the Company's cost of sales and research and development expenses also increased during the third quarter of 1996 as compared to the third quarter of 1995, although at a slower rate than sales and marketing expenses. These increases were due primarily to the expansion of the administrative and technical infrastructure of the Company to support commercial activities in both the United States and overseas.

  Interest income for the third quarter of 1996 was $1,236,000 compared to $68,000 in the third quarter of 1995. This increase was due primarily to the Company's significantly higher levels of cash and cash equivalent balances in 1996 as a result of the IPO, equity sales to private investors during the third quarter of 1995 and the exercise of certain warrants by investors in December 1995.

  Interest expense for the third quarter of 1996 was $305,000 compared to $197,000 during the third quarter of 1995. The increased expense level was due to a higher level of capital lease obligations in 1996.

  The Company incurred a favorable foreign exchange gain of $46,000 during the third quarter of 1996 compared to a foreign exchange loss of $157,000 during the third quarter of 1995. Both the 1996 gain and the 1995 loss were caused primarily by fluctuations in exchange rates on dollar-denominated intercompany loans. To date, the Company has not implemented a program to hedge its foreign currency risk, but may do so in the future.

  The Company incurred a net loss during the third quarter of 1996 of $9,588,000 compared to a net loss of $6,288,000 during the third quarter of 1995. The increased net loss was due primarily to the increase in marketing and sales expenses, including advertising and promotion expenses required to initiate the PAPNET(R) direct-to-consumer campaign.

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996 AND 1995

  Total revenues for the nine months ending September 30, 1996 were $2,954,000, an increase of 67% from $1,765,000 during the corresponding period of 1995. This increase was due primarily to higher unit pricing in 1996 compared to 1995 and to increased unit volume in the United States.

  Revenue increased during the nine month period ending September 30, 1996, compared to the corresponding period of 1995, in the United States and internationally. The rate of increase internationally was reduced significantly by a decline in revenue in Canada that was due primarily to a decision by the Company's client laboratories in Ontario, Canada to begin processing slides only for patients who would pay for the PAPNET(R) test, rather than testing a specified minimum number of slides each month.

  Total costs and expenses for the nine month period ending September 30, 1996 were $29,483,000 compared to $16,629,000 during the corresponding period of 1995, an increase of $12,854,000. This increase was primarily the result of higher sales and marketing expenses, which increased to $13,635,000 in 1996 from $3,726,000 during the corresponding period of 1995. As was the case for the third quarter, the increase in sales and marketing expenses of $9,909,000 was due primarily to costs associated with the launch of the PAPNET(R) Testing System in the United States, including salaries for additional personnel and advertising and promotion costs. In addition, the Company's cost of sales, research and development and general and administrative expenses also increased during the first nine months of 1996 as compared to the corresponding period of 1995, although at a slower rate than sales and marketing expenses. These increases were due primarily to the expansion of the administrative and technical infrastructure of the Company to support commercial activities in both the United States and overseas, along with the additional costs of being a public company following the Company's IPO.

  Interest income for the first nine months of 1996 was $4,044,000 compared to $142,000 during the first nine months of 1995. This increase was due primarily to the Company's significantly higher levels of cash and cash equivalent balances in 1996 as a result of the IPO, equity sales to private investors during the third quarter of 1995 and the exercise of certain warrants by investors in December 1995.

  Interest expense during the first nine months of 1996 was $789,000 compared to $677,000 during the corresponding period of 1995. This increase was due to slightly higher levels of debt and capital lease obligations in 1996.

  The Company incurred an unfavorable foreign exchange loss of $539,000 during the first nine months of 1996 compared to a foreign exchange gain of $191,000 during the corresponding period of 1995. Both the 1996 loss and the 1995 gain were caused primarily by fluctuations in exchange rates on dollar-denominated intercompany loans.

  The Company incurred a net loss during the first nine months of 1996 of $23,813,000 compared to a net loss of $15,208,000 during the same period of 1995. The increased net loss was due primarily to the increase in marketing and sales expenses and to the expansion of the Company's administrative and technical infrastructure relating to the commercial launch of the PAPNET(R) Testing System in the United States.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations since its inception primarily by the issuance of equity securities, sales of PAPNET(R) Testing System services, funds received for territorial license agreements (prior to 1992), interest earned on cash, cash equivalents and short-term investments and proceeds from notes, bank loans and equipment leasing arrangements.

  The Company's combined cash and cash equivalents totaled $87,126,000 at September 30, 1996, a decrease of $27,017,000 from December 31, 1995. During the first nine months of 1996, the Company used $23,112,000 for operating activities, primarily to finance the Company's loss, and $6,531,000 for investing activities, while generating a net source of cash of $2,079,000 from financing activities, primarily from the exercise of common stock warrants and options and proceeds from notes, bank loans and capital lease financing transactions. These financing proceeds were partially offset by the scheduled repayment of debt and capital lease obligations and the deposit of $1,250,000 of cash into a restricted certificate of deposit as security collateral on a letter of credit for the lease of the Company's new scanning facility in New Jersey.

  The primary uses of cash and cash equivalents during the first nine months of 1996 were $23,813,000 (inclusive of $2,682,000 of non-cash expenses) to finance the Company's net loss, $6,531,000 to purchase capital equipment, primarily for the manufacture of PAPNET(R) Scanning Stations to support the expansion of the Company's commercial activities, $1,733,000 to repay notes, bank loans and capital lease financing transactions, the aforementioned deposit of $1,250,000 into a restricted certificate of deposit as security collateral on a letter of credit, and $1,981,000 to finance changes in operating assets and liabilities.

  The primary sources of cash and cash equivalents during the first nine months of 1996 were $2,655,000 from proceeds of capital lease financing transactions (sale/lease-backs), $1,406,000 from the issuance of common stock, primarily associated with the exercise of common stock warrants and options and proceeds of $1,001,000 from notes and bank loans. Changes to the components of working capital and other items accounted for the remainder of the net change in cash and cash equivalents.

  The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, the Company anticipates that expenditures will continue to increase significantly in the remainder of 1996 and 1997 due to the cost of the marketing launch of the PAPNET(R) Testing System in the United States, the increased cost of marketing and sales programs in overseas markets and the expansion of research and development programs for additional clinical indications and claims. The Company estimates that, during 1996, it will invest approximately $5.0 million for working capital purposes and approximately $10.0 million for capital expenditures and leasehold improvements, primarily associated with the manufacture or purchase of PAPNET(R) Scanning Stations and related equipment, PAPNET(R) Review Stations and facility leasehold improvements. In addition, the Company believes that similar amounts will be invested in working capital and capital expenditures during 1997. Although funding for these capital expenditure requirements is expected to be available from the Company's available cash resources, management of the Company believes that it may be desirable for the Company to finance certain of such capital expenditures through additional debt or capital lease financing transactions. There can be no assurance, however, that such financing can be obtained by the Company or, if it is obtained, that the terms thereof will be reasonable.

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

  For the nine months ending September 30, 1996, the Company's operating results reflect foreign exchange losses of $539,000 and its financial position as of that date reflects a foreign currency translation effect of $267,000. As discussed in detail below, the Company is subject to foreign currency exchange rate risk because (i) it has investments in its foreign subsidiaries, (ii) it derives a significant portion of its revenues and incurs a significant portion of its costs and expenses in the local currencies of the countries in which its subsidiaries are transacting business and (iii) it finances the operations of such subsidiaries substantially through dollar-denominated intercompany loans which are recorded on the books of the subsidiaries in their respective local currencies. Fluctuations in exchange rates have not had a material impact on the Company's revenues or costs and expenses, but have affected the value of its intercompany equity investments and intercompany loans.

  From inception through September 30, 1996, the Company's sales of PAPNET(R) testing services for commercial use have been derived principally from foreign sources. Although U.S. revenues are increasing faster than non-U.S. revenues, the Company anticipates that international sales will continue to represent a significant portion of its net sales as it executes its plan to establish commercial use of the PAPNET(R) Testing System on a worldwide basis. In addition, Neuromedical Systems, Inc., the United States parent company, has provided a significant portion of the financing required for its subsidiaries in the Netherlands, Australia, Israel and Hong Kong through intercompany loans and equity investments denominated in U.S. dollars. As a result of its international operations and its current financing approach, the Company's operating results are subject to the impact of fluctuations in exchange rates of the currencies in which its foreign operations conduct business versus the United States dollar. The Company is exposed to gains and losses with respect to Australian dollars and several European currencies (predominately Dutch guilders) because the Company's subsidiaries invoice for slide processing services and incur costs and expenses in local currencies. In addition, although the Company's Israeli subsidiary maintains its books in U.S. dollars, certain of its expenses are incurred in Israeli shekels and are subject to exchange fluctuations. The revenues and expenses of the Company's Hong Kong subsidiary are in Hong Kong dollars, the value of which is presently tied to the United States dollar and, therefore, is not currently subject to material fluctuations. There can be no assurance, however, that the exchange rate between the U.S. dollar and the Hong Kong dollar will not fluctuate in the future. To date, the Company has not implemented a program to hedge its foreign currency risk, but may do so in the future.

  On December 4, 1995, the Company was served with a Summons and Complaint in an action entitled Herbst et al. v. Neuromedical Systems, Inc. et al., in the Supreme Court of the State of New York. The plaintiffs in this suit allege, among other things, that pursuant to written contracts, which they claim the Company has breached, they were entitled to be issued warrants exercisable for the purchase of approximately 128,000 shares of common stock at various prices. They further allege that the Company and certain of its officers and directors made fraudulent misrepresentations and took other allegedly improper actions that diminished the value of the warrants they claim they are entitled to under these contracts. On January 31, 1996, the plaintiffs served the Company with an Amended Complaint alleging legal claims similar to those in the original Summons and Complaint served on the Company, but adding one of the Company's former directors as a defendant and specifying that the plaintiffs are seeking compensatory damages from the Company and one of its officers and a former director totaling $114 million and punitive damages totaling $175 million. The defendants have moved to dismiss the Amended Complaint. Such motion is currently under consideration by the court. The Company intends to vigorously defend this action. The Company believes that, in any event, the damages claimed bear no relation to the harm alleged and believes an adverse judgment in this case would not have a material adverse effect on the Company's operations, financial position or cash flows.

  On July 15, 1996, the Company filed a lawsuit against NeoPath, Inc. ("NeoPath"), a competitor of the Company, in the United States District Court for the Southern District of New York, seeking damages and injunctive relief for patent infringement, false advertising, unfair competition, intentional interference with business relations and damage to business reputation. In the lawsuit, the Company alleges that NeoPath willfully misappropriated the Company's patented technology and used such technology in NeoPath's AutoPap(R) System. The Company also alleges that NeoPath falsely characterized and made misleading comparisons to consumers and securities analysts between the AutoPap(R) System and the Company's PAPNET(R) Testing System. Neopath has denied all allegations and, in addition, it has filed counter-claims against the Company seeking damages and injunctive relief for false advertising and unfair competition. In the counter-claims, Neopath alleges that statements made by the Company characterizing the performance of the PAPNET(R) Testing System, and its effectiveness relative to Neopath's AutoPap(R) System, as well as other statements, are false and misleading and constitute misrepresentations. The Company believes that Neopath's assertions are without merit. Although the duration, costs and the ultimate outcome of this lawsuit are unknown, the Company expects that the costs of this lawsuit will be significant during 1996 and 1997.

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

  Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

  Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

ITEM 5. OTHER INFORMATION.

  The competition section of the Company's Prospectus dated September 30, 1996 is updated as follows: Cytyc Corporation ("Cytyc") announced on November 6, 1996 that the FDA approved its claim that the Thin Prep(R) Pap Test is significantly more effective than the conventional Pap smear method and that the FDA confirmed that the quality of the cervical specimens prepared on Cytyc's ThinPrep System(R) is significantly improved over that of the conventional Pap smear.

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

                                          NEUROMEDICAL SYSTEMS, INC.

Dated: November 14, 1996                  By: /s/ David Duncan, Jr.
                                          ---------------------------------
                                          DAVID DUNCAN, JR.VICE PRESIDENT,
                                          FINANCE AND ADMINISTRATION,CHIEF
                                                  FINANCIAL OFFICER