Form 10-K
period 1996-12-31
NEUROMEDICAL SYSTEMS INC
filed 1997-03-31
CIK 866933

                -----------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                -----------------------------------------------
                                   FORM 10-K


[X] ANNUAL REPORT ON FORM 10-K PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NO.  33-97722
                           NEUROMEDICAL SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                     13-3526980
(State or other jurisdiction of incorporation or             (I.R.S. Employer
organization)                                                Identification No.)

TWO EXECUTIVE BOULEVARD, SUITE 306
SUFFERN, NEW YORK                                            10901-4164
(Address of principal executive offices)                     (Zip Code)

                                 (914) 368-3600
              (Registrant's telephone number, including area code)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                        COMMON STOCK, $0.0001 PAR VALUE
                        -------------------------------
                                (Title of class)

                        PREFERRED STOCK PURCHASE RIGHTS
                        -------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     The aggregate market value of the common stock, $0.0001 par value, of the registrant (the "Common Stock") held by nonaffiliates as of February 28, 1997 was approximately $170,795,394. As of February 28, 1997 an aggregate of 30,897,792 shares of Common Stock were outstanding.

     This Annual Report on Form 10-K incorporates by reference to Part III from the registrant's 1997 Definitive Proxy Statement filed pursuant to Regulation 14A which has been, or will be, filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

                                    PART I
ITEM 1.  BUSINESS

OVERVIEW

     Neuromedical Systems, Inc., a Delaware corporation (the "Company") is a healthcare technology company focused on diagnostic screening applications to aid in the early detection of certain cancers. During the past five years, the Company and its subsidiaries have been primarily engaged in the development, manufacturing and marketing of the PAPNET(R) Testing System, and the scanning of cervical smears at its slide processing facilities. The Company's first and, to date, only product, the PAPNET(R) Testing System, was approved for commercial use in the United States by the Food and Drug Administration ("FDA") on November 8, 1995 and, in January 1996, the Company initiated the first two stages of its United States marketing program, to laboratories and clinicians. As of February 28, 1997, the PAPNET(R) test was available through 229 laboratories in the United States alone. As of year-end 1996, PAPNET(R) testing was available in more than 20 countries worldwide. While continuing to market to laboratories and clinicians, the Company initiated the third stage of its United States marketing program, direct-to-consumer advertising, in August 1996. See "-- Marketing." The Company's objective is to establish the use of its PAPNET(R) Testing System as the new standard of care in cervical cancer screening.

     The PAPNET(R) Testing System is a supplemental test in the United States to aid laboratories in the detection of abnormal cells on Pap smears which were not detected by standard manual microscopic inspection. When used to supplement manual screening of Pap smears, PAPNET(R) testing has been shown to increase the detection of cervical abnormality by up to 30% when compared to manual screening with routine manual quality control rescreening. The Company believes that this improved detection can result in more effective and less costly early treatment, reduced morbidity and mortality for patients and reduced possibility of malpractice litigation for the patient's doctor and laboratory. The PAPNET(R) Testing System can achieve these improvements without requiring a modification of the standard Pap smear sample due to its use of a patented combination of algorithmic and adaptive processing technology, a form of artificial intelligence. The Company and its subsidiaries manufacture the PAPNET(R) Testing System and market and provide processing services which utilize the PAPNET(R) Testing System.

     Pap smears are widely used in North America, Europe and other developed areas to aid in the early detection of cervical cancer and precancerous conditions. The Company estimates that there are more than 50 million Pap smears screened annually in the United States alone. Pap smears can reveal early changes in cervical cells that precede or indicate the development of cancer, thereby facilitating timely medical intervention. The Company estimates that more than 2,000,000 cases of precancerous cervical abnormalities are diagnosed in the United States annually. The American Cancer Society estimates that there will be approximately 14,500 new cases of invasive cervical cancer diagnosed in the United States in 1997 and approximately 65,000 cases of cervical carcinoma in situ. In situ cancers are localized malignancies which have not yet invaded the surrounding tissues. Women diagnosed with carcinoma in situ typically are treated with either ablative therapy, conization (removal of a portion of the cervix) or by hysterectomy, and women diagnosed with invasive cervical cancer are treated with hysterectomy and/or radiotherapy. Approximately 4,800 women are expected to die of the disease in the United States in 1997. Outside of the United States, where cervical cancer screening is less prevalent, more than 450,000 new cases of cervical cancer are diagnosed each year. Almost all deaths due to cervical cancer could be prevented with early-stage detection and treatment.

     When precancerous conditions are detected on Pap smears, they are usually treatable using simple procedures in the physician's office. If abnormal cells on the Pap smear are not detected by the laboratory, however, the patient may be incorrectly told that her Pap smear is negative, and significant morbidity (including, for example, hysterectomies) or mortality may occur as a result. In addition, when a laboratory does fail to diagnose a positive Pap smear correctly, its defense of any resulting lawsuit may be difficult, because all Pap smear slides are retained in the laboratory's archive for five years pursuant to federal law and therefore are available for re-examination.

     Unlike most other high-volume laboratory tests, the cytological evaluation (the visual examination of cells) of the cervical Pap smear is performed manually. Specially trained medical technicians, known as cytotechnologists, screen up to 100 Pap smears per day using standard light microscopes, usually at 100x magnification. Each of these smears may contain hundreds of thousands of normal cells. The few smears that are abnormal may contain only a small number of abnormal cells (as few as 20) scattered among the vast number of normal cells. The manual screening of Pap smears has been appropriately characterized as extremely taxing and inherently prone to error, and has often been compared to searching for a needle in a haystack or to proofreading a long document to find a few spelling errors. As a result, manual screening false-negative rates ranging from 10% to 40% of true positives have been commonly reported in the medical literature over the last 20 years. See "--The Cervical Pap Smear Problem."

     The PAPNET(R) Testing System is a computerized image processing service. The laboratory performs PAPNET(R) testing when specifically requested by clinicians, patients or third-party payers who wish to minimize the probability of false negatives and their attendant medical and legal consequences. Slides first diagnosed by a laboratory as "negative" using manual inspection are sent to Scanning Centers for imaging on a PAPNET(R) Scanning Station, which is designed to inspect the hundreds of thousands of cells and other objects on the slide. The PAPNET(R) Scanning Stations' proprietary neural network computers are designed to select color images of 128 potentially abnormal cells and cell clusters from each slide for detailed video review (whether or not they are, in fact, abnormal). These 128 images from each slide are recorded on a digital tape cassette or CD-ROM which is returned to the client laboratory within two to four working days along with the referred Pap smear slides.

     At the laboratory, a certified cytotechnologist specially trained in the use of the PAPNET(R) Testing System evaluates the 128 color images from each slide on the PAPNET(R) Review Station. The PAPNET(R) Review Station's software ensures that the cytotechnologist displays each image at 200x magnification (twice normal screening power) and permits the user to expand any image to 400x magnification. If all of the images appear normal, the cytotechnologist classifies the slide as "negative," and no further examination is required. The Company has found that cytotechnologists experienced in the use of the PAPNET(R) Review

Station can review negative cases in substantially less time than it takes to perform a conventional manual re-examination.

     If any one of the 128 images appears to the cytotechnologist to be abnormal, the cytotechnologist classifies the slide as "review." The cytotechnologist then refers to the "x, y" coordinates provided with each PAPNET(R) image and uses the coordinates as a reference point to re-examine the slide directly through the microscope. If, after direct inspection, the cytotechnologist continues to believe that the slide contains abnormal cells, he or she refers the slide to the laboratory's pathologist for a final diagnosis. In no case does the Company or the PAPNET(R) Testing System make a diagnosis of a slide or smear.

     The PAPNET(R) Testing System is used in the United States as a supplement to current practice and does not alter the clinician's procedure for the taking of smears or the laboratory's method of staining or applying the coverslip. It provides an additional and complementary level of screening for the purpose of decreasing false negative Pap smear diagnoses.

     The clinical trial conducted to support the Company's FDA application involved a study of more than 10,000 Pap smears originally classified as "negative" and retrieved from laboratory archives. The trial measured the ability of PAPNET(R) testing to detect missed abnormalities on "negative" smears from a population of women who had negative Pap smear histories but nevertheless subsequently developed high grade lesions or invasive cervical cancer (the "Case" group), and was also used to re-examine a series of routine "negative" smears (the "Control" group). The trial results indicated that, when used as an adjunct to manual screening, PAPNET(R) testing can increase the aggregate cervical abnormality detected by up to 30% when compared to the combination of manual screening and routine manual quality control rescreening. The trial results also demonstrated that PAPNET(R) testing detected an abnormality which had been originally missed by manual screening for 31.6% of the Case patients. For 91.7% of such women, PAPNET(R) testing would have found the abnormality more than a year prior to the biopsy that confirmed the patient's disease, and, for 38.9% of such women, more than two years earlier.

     In October 1996, the Company received FDA approval to claim that PAPNET(R) testing of routine, presumed negative Pap smears can be conservatively expected to identify at least 7.1 times more false negatives than manual re-examination of the same number of smears.

     Management believes that the Company's technology can be adapted for use in the early detection of cancers occurring at body sites in addition to the uterine cervix, including the bladder, breast, esophagus, lung, oral cavity and thyroid. Not all such cancers are commonly the subject of cytological analysis, and the Company has not yet determined which of these other applications, if any, it will be able to commercialize. The Company's patents cover application of its technology to cytological screening for cancers occurring at all body sites. See "--Potential Future Products."

     The Company is a single segment business. See Items 6, 7 and 8 herein for financial information regarding the Company. The Company believes that Pap smear testing is not subject to any material degree of seasonality. The Company believes that compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will not have a material effect on capital expenditures, operations or competitive position of the Company and its subsidiaries. The Company does not anticipate any material expenditure for environmental control facilities for the remainder of its current fiscal year or in the succeeding fiscal year.

THE CERVICAL PAP SMEAR PROBLEM

     Cancer of the uterine cervix is preceded by a series of precancerous, curable stages that may progress without symptoms over a period of years until reaching an invasive stage. Treating uterine cervical cancer after it has reached the invasive stage becomes more difficult and expensive, and may not be successful. The Pap test, developed in the 1940s by Dr. George N. Papanicolaou, is an effective manual screening procedure for the early detection of precancerous and cancerous conditions of the uterine cervix. The Pap test's goal is to identify abnormalities that may progress to a life-threatening condition, thereby triggering medical procedures to prevent or treat cervical cancer. With early detection, treatment is relatively inexpensive and almost always successful. According to the American Cancer Society, the Pap test has been the primary factor in a 70% reduction in the United States death rate from cervical cancer over the past 40 years.

     To obtain a Pap smear, a gynecologist, general practitioner or other healthcare provider scrapes the surface of a woman's uterine cervix to collect a sample of cells. The specimen is smeared onto a 1"x 3" glass slide and preserved with a fixative agent such as alcohol. This Pap smear, along with patient information, is then sent to a laboratory for staining, the application of a coverslip, screening and diagnosis.

     The most clinically significant type of error in manual Pap smear screening is the failure to detect abnormal cells on a slide, and the resulting erroneous classification of the smear as "negative." Studies have indicated that the false negative rate varies widely, and in some laboratories may be as high as 40% of true positive smears.

     The high rate of false negative Pap smear screening errors is considered to be a serious women's health problem. Screening errors may result in delayed treatment for lesions, and may be especially dangerous for women who, for one reason or another, do not undergo routine Pap smear testing at the recommended intervals. A false negative smear report for these women, in particular, may delay diagnosis and may allow the disease to progress with potentially tragic consequences.

     Current federal law requires laboratories to rescreen slides from at least 10% of the laboratory's Pap smears interpreted to be "negative" on initial manual screening. Such rescreened slides must include negative cases selected at random from the total caseload and from patients or groups of patients that are identified as having a high probability of developing cervical cancer based on available patient information.

     In addition, when a laboratory does fail to diagnose a positive Pap smear containing an abnormality correctly, its defense of any resulting lawsuit may be difficult. Because slides are retained in the laboratory's archive for five years pursuant to federal law and therefore are available for re-examination, it is not difficult for a plaintiff to demonstrate that her smear was misdiagnosed and that she suffered damage as a consequence. Although she must also establish that the laboratory was negligent in its misdiagnosis, laboratories often settle such cases rather than argue to a jury that the misdiagnosis was not the result of negligence.

THE PAPNET(R) TESTING SYSTEM

     The PAPNET(R) Testing System utilizes both algorithmic and adaptive processing computer technologies, including neural networks. Neural networks represent a relatively new computer technology. Instead of the serial (single) path of programming utilized by conventional computers, neural computers have thousands of adaptively-formed paths linked in parallel, comprising a network conceptually similar to the network of neurons in the human brain. Neural networks can process immense quantities of information while mimicking the neurological ability to learn from experience. After training on images of a series of "abnormal" and "normal" cells, a neural network can recognize abnormal cells even though they differ considerably from the training set. Neural networks excel at solving complex pattern-recognition problems. Because the PAPNET(R) Testing System includes neural networks, it can differentiate abnormal cells from the overlapping normal cells, debris, lymphocytes, blood and neutrophils found on the conventionally prepared Pap smear slide.

     The PAPNET(R) Testing System searches for abnormal cells which may have been missed on initial, manual screening. By isolating, magnifying and centering for review 128 potentially abnormal cells and cell clusters, the PAPNET(R) Testing System can assist the laboratory's cytologists in the detection of even those abnormal Pap smears that are systematically likely to be missed using the manual method -- those smears with particularly few and/or particularly small abnormal cells. In this regard, PAPNET(R) testing complements manual examination of the Pap smear, much the way that mammography complements manual breast examination in the detection of breast lesions. The system is semi-automated in that it does not attempt to provide a diagnosis, but only points out potentially abnormal cells to the cytotechnologist, thus enhancing the ability of trained cytotechnologists to evaluate and interpret cytological evidence.

     The PAPNET(R) Testing System includes two major subsystems: the PAPNET(R) Scanning Station (and related equipment) and the PAPNET(R) Review Station. The PAPNET(R) Scanning Stations are all located at Scanning Centers owned and operated by the Company. The PAPNET(R) Review Stations are located at the customers' laboratories.

     The PAPNET(R) Scanning Station is the largest and most important component of the PAPNET(R) Testing System. It scans each barcoded and labeled slide to select and record color images of 128 cells and cell clusters deemed by the Scanning Station's algorithmic and neural network computers to be among the most potentially abnormal (whether or not the slide in fact contains abnormality). The images are copied onto digital tape or CD-ROM and returned with the slides to the laboratory.

     The PAPNET(R) Review Station is based upon personal computer technology and includes a large, high-resolution monitor, digital tape or CD-ROM drive and the Company's proprietary PAPNET(R) Review Station software.

MARKETING

     The Company's objective is to establish the use of PAPNET(R) testing as the new standard of care in cervical cancer screening. The Company believes that the PAPNET(R) system's design, clinical claims and performance distinguish it from both current practice and competitive products. Specifically, the Company intends to market the system to laboratories, clinicians and women as a separate, adjunctive test that, when combined with conventional manual Pap smear screening, increases the aggregate detection of cancer and pre-cancerous conditions of the cervix.

    United States Marketing.

     The Company believes that the United States represents the single largest market for PAPNET(R) testing. To establish PAPNET(R) testing in the United States as the standard of care in Pap smear analysis, the Company is executing a three-step sequential marketing program that targets (i) its direct clients, the clinical laboratories that perform Pap smear testing, (ii) gynecologists and those primary care physicians and other clinicians who take Pap smears and can order PAPNET(R) testing and (iii) women, to encourage them to request PAPNET(R) testing or to agree to it if it is recommended by a clinician. The Company believes that significant revenue growth in the United States depends upon effective marketing to all three target audiences. The Company has also begun discussions with insurers, managed care organizations and other third-party payers concerning reimbursement for PAPNET(R) testing. At year-end 1996, MagnaCare/MagnaHealth agreed to provide PAPNET(R) Testing as a covered benefit for its more than 1.3 million enrollees in the New York area. In addition, in February 1997, Blue Cross Blue Shield Mutual of Ohio, concluded an agreement with the Company to cover the cost of the PAPNET(R) test for all of its members.

     In order to make PAPNET(R) testing available to patients nationwide, the Company first marketed PAPNET(R) testing to its prospective direct clients, the laboratories in the United States that screen Pap smears. In January 1996, the Company initiated its marketing program to laboratories following FDA approval. In order for a laboratory to provide PAPNET(R) testing to its clients (gynecologists and other clinicians who take Pap smears) the laboratory must purchase or lease a PAPNET(R) Review Station (except for laboratories providing PAPNET(R) on a referral basis) and arrange for its cytotechnologists and pathologists to take the Company's training course in the use of the PAPNET(R) system. The Company's strategy is to establish prices for the Review Station and training so that it will be feasible for laboratories of virtually any size to become providers of PAPNET(R) testing. Accordingly, the Company anticipates that its primary source of revenue will be the per-slide charge that it will receive from laboratories for each Pap smear rescreened on the PAPNET(R) Testing System.

     As of December 31, 1996, more than 200 laboratories in the United States had been equipped with a PAPNET(R) Review Station and had trained cytotechnologists to perform

PAPNET(R) testing, or have made arrangements with other laboratories that can perform PAPNET(R) testing on a reference basis. As of year end 1996, the Company believes that PAPNET(R) testing is accessible to women in most metropolitan areas of the United States.

     In general, the Company does not expect to request that laboratories sign contracts to provide minimum quantities of slides. Because PAPNET(R) rescreening is an additional, separate test, however, laboratories will be able to charge for it in addition to charging for a Pap smear. The Company believes that, in order for PAPNET(R) testing to emerge as a significant source of revenue for laboratories that provide it, the Company must create demand for PAPNET(R) testing among gynecologists, other primary care physicians and women. Since PAPNET(R) testing will be requested specifically by clinicians in much the same way that pharmaceutical products are prescribed, the Company markets directly to gynecologists and other relevant clinicians. In January 1996, the Company also began marketing directly to physicians and providing them with educational and promotional materials with the objective of establishing PAPNET(R) testing as a routinely prescribed test. The Company expects that physicians will be motivated to prescribe PAPNET(R) testing in order to provide their patients with the highest level of care.

     In addition, in September 1996, the Company entered into a co-promotion agreement with the Women's Healthcare Group of the Parke-Davis division of Warner-Lambert Company. Under the agreement, members of the Parke-Davis field sales force are presenting PAPNET(R) testing promotional materials to physicians when making sales calls regarding Parke-Davis Loestrin(R) oral contraceptives. Although the Company does not expect that Parke-Davis's activities will have a significant direct impact on sales, the Company believes that this program has increased awareness of PAPNET(R) testing in the clinician's office. Activities under the agreement began in late October 1996 and continued into early 1997.

     After the Company began to create awareness and a base of support for PAPNET(R) rescreening among gynecologists and other primary care physicians, the Company began marketing to women in August 1996 through direct-to-consumer advertising while continuing to market to laboratories and clinicians. The Company believes that many women will be willing to pay the expected additional cost for PAPNET(R) rescreening in order to obtain the greater accuracy demonstrated in the PAPNET(R) Testing System's clinical trials.

     The Company believes that it may be better able to generate demand for PAPNET(R) rescreening among clinicians and women if the cost to the patient is reimbursed in whole or in part. Accordingly, the Company is also marketing directly to insurers, managed care organizations and other third party payers with the goal of persuading these entities to reimburse patients for PAPNET(R) testing. The Company believes that its efforts in this regard may be aided by recent efforts to measure the quality of care provided by health maintenance organizations.

     As of March 28, 1996, the Company believes its sales and marketing efforts in the United States have generated considerable awareness about PAPNET(R) testing among pathologists, cytotechnologists, gynecologists and women. The Company believes that support and interest has been highest among women. Medical specialties, however, are often reluctant to change clinical practice methods and procedures, and early stage resistance is being experienced in the adoption of PAPNET(R) testing. Among gynecologists and pathologists there has been, in general, a slow adoption of the PAPNET(R) technology and some reluctance to use it even if a woman inquires about or requests the test. The Company believes that this is due to several factors, including controversy within the medical profession about the public health consequences of Pap smear false negatives, the relative cost of PAPNET(R) testing to the Pap smear, limited reimbursement by third party payers and confusion in the marketplace about alternative technologies for cervical cancer screening. In late 1996 and the first quarter of 1997, the Company initiated medical and other communications designed to address each of these considerations.

     International Marketing.

     The Company intends to continue to promote PAPNET(R) testing in international markets in a manner essentially similar to the plan for the United States market, although the success of PAPNET(R) testing in certain non-United States markets may depend upon the extent to which government payers reimburse for PAPNET(R) rescreening. In addition, the Company will be limited in its ability to advertise directly to women in certain markets, including most of western Europe.

     In June 1994, the Company established its European base of operations in Amsterdam and in November 1996 restructured its European business to allow for more autonomous management. Such restructuring included the appointment of a president of NSI Europe, B.V., the Company's European operations subsidiary.

     The Company has increased its operations in Australia to six persons and the Company has also established marketing arrangements with representatives in Asia.

THIRD-PARTY REIMBURSEMENT

     Some private third-party medical insurance payers and government agencies offer reimbursement for laboratory testing associated with routine medical examinations, including Pap smears. In the United States, many Pap smears are currently paid for by the patient, and the level of reimbursement by third-party payers that do provide reimbursement varies considerably. Third-party payers (Medicare/Medicaid, private health insurance, health administration authorities in foreign countries and other organizations) may affect the pricing or relative attractiveness of the Company's products and services by regulating the maximum amount of reimbursement for PAPNET(R) testing provided by such payers or by not providing any reimbursement at all. Restrictions on reimbursement may limit the price which the Company can charge for its services or reduce the demand for PAPNET(R) testing. In addition, if Medicare and Medicaid do not provide for reimbursement of PAPNET(R) testing, or, if the level of reimbursement is significantly below the amount laboratories charge patients to perform PAPNET(R) testing, the size of the potential market available to the Company may be reduced. There can be no assurance that costs associated with PAPNET(R) testing will ever become reimbursable or that the level of reimbursement to clinical laboratories for PAPNET(R) testing will achieve or be maintained at levels necessary to permit the Company to generate substantial revenues. In the international market, reimbursement by third-party medical insurance payers, including governmental insurers and providers, varies from country to country. In certain countries, the Company's ability to achieve significant market penetration may depend upon whether private third-party or governmental reimbursement is available.

MANUFACTURING; RESEARCH AND DEVELOPMENT

     The Company's subsidiary, Neuromedical Systems Israel, Ltd. ("NSIL"), based in Rehovot, Israel, manufactures the Scanning Stations, related equipment and software. NSIL assembles components, optically aligns the automated microscope, installs all software (including the Company's proprietary image processing algorithm and neural network-based classifier) and tests the completed system. Components of the Scanning Stations are either purchased "off-the-shelf" or are manufactured by subcontractors to the Company's specifications.

     NSIL has been designated as an "Approved Enterprise" by the Investment Center, a government agency of the Ministry of Industry and Commerce and the Ministry of Finance of the Government of Israel. Such status makes NSIL eligible to receive government guaranteed loans under certain terms and conditions. The outstanding amount as of December 31, 1996, under long-term loans derived from this program was approximately $2.2 million.

     The PAPNET(R) Review Station is based on "off-the-shelf" personal computer technology manufactured by third-party vendors and shipped to laboratories unfinished. Final assembly is done at the laboratories by Company personnel who install software, affix applicable labels and align the laboratory's microscope to the "x, y" coordinates associated with the PAPNET(R) Testing System.

     The Company expended approximately $6,785,000, $5,172,000 and $4,305,000 in the years ended 1996, 1995 and 1994, respectively, on research and development related to the PAPNET(R) Testing System.

PATENTS AND PROPRIETARY RIGHTS

     The Company's first U.S. patent issued on October 23, 1990. The Company's patents cover various technologies applicable to the Company's current and planned businesses. Some of the technologies covered by the Company's patents include the application of neural networks and adaptive processing to the classification of cytological specimens generally. In addition, the Company owns patents which cover interactive screening of specimens in which certain cells from a specimen are automatically selected and displayed for focused human review. The Company's PAPNET(R) Testing System is specifically disclosed and claimed.

     The Company has five issued United States patents and several pending patent applications. The Company's issued United States patents do not begin to expire until at least 2008. The Company also has been issued patents in several foreign countries, including certain European countries, Canada and Australia, and has applied for patent protection in numerous other foreign countries, including Japan and certain European countries.

     The Company is not aware of any patents held by others that would prevent the Company from manufacturing and commercializing, in the United States and abroad, the PAPNET(R) Testing System as it currently exists.

     The Company has trademark/service mark registrations for "Neuromedical Systems," "NSI," "PAPNET," "Advancing the Vision of Cytology," "The Objective Difference in Pap Smear Screening," "The Safety Net for Your Pap Smear," and the Company's logo design and other marks in the United States. Applications to register several of these marks have been filed in several foreign countries, and the registrations for many of these already issued. One other United States application is pending.

     In May of 1995, a third party, whose identity has not been publicly disclosed to the Company, filed with the Patent Office requests, which the Patent Office granted, for re-examination of three of the Company's issued United States patents which relate to technology on which the PAPNET(R) Testing System is based. The re-examination process was completed in 1996 for each of the re-examined patents and Re-examination Certificates have been received by the Company from the Patent Office confirming or finding patentable all claims of the re-examined patents. The Company also added claims to one patent during the re-examination process.

TERRITORIAL LICENSES

     From 1989 through 1991, the Company entered into various long-term territorial license agreements (the "License Agreements" and each licensee thereof, a "Licensee") for the states of Ohio, Kentucky, Nevada, Missouri, Georgia, North Carolina, Utah, Arizona and the metropolitan areas of Chicago and San Diego, which together account for approximately 20% of the population of the United States. Each license expires on the later of (i) 17 years after its execution and (ii) the expiration of the initial patent granted for the PAPNET(R) system, and is renewable for an additional 17-year term at the Licensee's option. The Company received net proceeds of approximately $3.5 million from the sale of the License Agreements.

     Pursuant to the License Agreements, each Licensee is obligated to use its best efforts to promote diligently the use of the PAPNET(R) Testing System in its territory at the Licensee's expense. Each Licensee is entitled to receive the greater of (i) royalties equal to 50% of the Net Slide Revenue generated from participating laboratories within its territory, not to exceed the Licensee's share of a specified number of slides annually (ranging from 175,000 to 3,000,000, and aggregating 12,175,000 among all of the Licensees); or (ii) a specified percentage (ranging from 0.15% to 1.0%, and aggregating 4.15% for all the Licensees) of the Company's annual slide processing revenues less certain taxes, commissions and other enumerated expenses, up to specific annual monetary limits for each Licensee (aggregating $23,000,000). The Company estimates that the License Agreements will result in royalty expense to the Company of approximately 10% of its United States revenues over the term of the License Agreements, but there can be no assurance that the amount of such royalties will not be more or less than such percentage.

     In December 1995, the Company and the Licensees entered into a settlement agreement (the "Settlement Agreement") and a warrant exercise agreement, the effects of which included the clarification of previously disputed elements of prior license agreements, the requirement for the Company to make payments of stock having a fair market value equivalent to approximately $1,652,000, the irrevocable election by the Licensees and acceptance by the Company for the cashless exercise of 826,032 outstanding warrants into 715,894 shares of Common Stock made in connection with the closing of the Company's initial public offering of Common Stock in December 1995 (the "IPO") and consent by the Company of the merger of the Licensees and related parties. Pursuant to the Settlement Agreement, the Company issued, in the aggregate, 118,406 shares of Common Stock to the Licensees and related parties. In connection with the Settlement Agreement, the Company and the Licensees (including related parties) executed mutual general releases, which include, among other things, the release of the claims previously made by the Licensees.

     In 1996, the Licensees and related parties merged into two territorial entities, Netmed, Inc. ("Netmed", formerly Papnet of Ohio, Inc., consolidating the Licensees for the states of Ohio, Kentucky, Missouri, Georgia, North Carolina, and the metropolitan area of Chicago) and Cytology West, Inc., ("Cytology West", consolidating the Licensees for the states of Nevada, Utah, Arizona and the county of San Diego, California). In accordance with the Settlement Agreement, the Company will enter into new licenses with Netmed and Cytology West pursuant to which the rights and obligations of the Licensees have been clarified but with respect to which the economic terms of the License Agreements will not be materially altered (each, a "Restated License"). Each Restated License will provide, however, that a slide received from multistate national laboratories will be deemed to have been received from licensed territories pro rata according to each territory's population and the percentage of United States population. The Restated Licenses will expire on December 31, 2025.

     In addition, the provisions of a promissory note dated October 3, 1990 (which was later converted to Series A Convertible Preferred Stock and subsequently converted into Common Stock upon consummation of the Company's IPO) granted the holder of the note certain rights to an agreement to be the Company's sole licensee for distribution of the PAPNET(R) system in Canada. The promissory note provides that such "licensee shall be entitled to terms which are at least as favorable as those in any domestic United States of America licenses." An agreement has not been negotiated. There can be no assurance that the terms of such agreement, when it is negotiated, or the activities of the licensee thereunder, will not have a material adverse effect on the profitability of the Company's business in Canada. Joseph Salamon, a former director of the Company whose term expired June 20, 1996, is the agent of the record holder of the rights to the Canadian license.

DISTRIBUTION AGREEMENTS AND OTHER EXCLUSIVE ARRANGEMENTS

     In addition to the exclusive customer relationships described above, the Company has entered into an exclusive representation agreement with Papnet (Far
East) Ltd. ("PFEL"), a Cayman Islands corporation based in Hong Kong and controlled by certain direct and indirect stockholders of the Company. The president and an 18% stockholder of PFEL is Dr. Stephen Ng, a director of the Company whose term ends at the 1997 annual meeting of Company stockholders.

     The representation agreement with PFEL (the "PFEL Agreement") provides that PFEL will, in concert with the Company but at its own expense, market and sell PAPNET(R) testing services in Hong Kong, Taiwan, Singapore, Thailand and the cities of Beijing, Shanghai and Guangzhou in the People's Republic of China (the "PFEL Territories"). During the term of the PFEL Agreement, the Company will pay PFEL specified commissions in the form of a percentage of revenues received by the Company from the PFEL Territories (generally 15%, but ranging up to 50%, depending on price and other factors), regardless of whether such revenues are derived from the efforts of PFEL or the Company. In addition, PFEL has the non-exclusive right to market and sell PAPNET(R) testing elsewhere in the People's Republic of China, but will receive commissions only to the extent that revenues received by the Company are attributable to its efforts. The Company incurred expenses of approximately $142,000, $136,000 and $116,000, in 1996, 1995 and
1994, respectively, in connection with the PFEL Agreement. Included as a portion of the foregoing expenses were fees paid by the Company for management assistance in connection with the establishment of the Company's Asia-Pacific Scanning Center. The Company anticipates incurring management assistance expenses in 1997 of approximately $25,000 in connection with the PFEL Agreement.

     The term of the PFEL Agreement and PFEL's rights thereunder are variable in duration, depending on the volume of sales from the various PFEL Territories. Assuming all performance objectives are met, PFEL's rights may continue until July 2000.

     During the fourth quarter of 1996, PFEL proposed that the Company purchase its business assets and those of affiliated entities, including Compuscreen Medical Diagnostic Centre, a cytology laboratory, and terminate the PFEL Agreement in connection with such acquisition. Negotiations for such an acquisition are continuing, but no definitive agreement has yet been reached.

     Pursuant to the existing treaty between the Government of the United Kingdom and the People's Republic of China, Hong Kong will revert to and become part of China in July 1997. The Company is uncertain as to the impact that such a change in government will have on its business operations in Hong Kong.

     From time to time in certain foreign markets, the Company has agreed to do business exclusively with one or two local laboratories for a limited period of time. The Company has entered into such commitments to secure certain minimum quantities of business from such laboratories and investment from such laboratories in local marketing and sales efforts. The only such agreement presently outstanding relates to Indonesia.

GOVERNMENT REGULATION

    United States.

     The PAPNET(R) Testing System is a medical device subject to extensive regulation in the United States by the FDA and by other federal, state and local authorities. The FDA regulates the research, development, clinical studies, manufacturing, processing, packaging, labeling, distribution, promotion and post-market surveillance of medical devices in the United States.

     Preclinical and clinical trials of medical devices must be conducted in conformity with all applicable FDA regulations, including, with respect to preclinical trials and Good Laboratory Practice regulations. In addition, state and local permits may be required under regulations relating to clinical activities.

     Under the Federal Food, Drug and Cosmetic Act, the PAPNET(R) Testing System is a Class III medical device, subject to the most stringent FDA review of any medical devices to ensure that the device is safe and effective before commencement of marketing, sales and distribution for clinical use in the United States. A maker of Class III devices (such as the Company) must generally subject its product to clinical trials, and thereafter submit to the FDA an application supported by extensive data, including clinical trial data, to prove the safety and effectiveness of the product. As part of the FDA application, the device maker must submit a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling.

     Because the PAPNET(R) Testing System has been approved by the FDA, the Company is increasing the scale of its operations to commercial levels. The Company is required to register with the FDA and to submit device listing information for products in commercial distribution, and is subject to periodic reinspection by the FDA for compliance with Good Manufacturing Practice regulations with respect to manufacturing, testing, distribution, storage and control activities. Labeling and promotional activities are also regulated by the FDA. The Company will be required to provide the FDA with periodic reports containing safety and effectiveness information.

     Although the Company has received approval for the PAPNET(R) Testing System from the FDA, there can be no assurance that the Company will obtain the required regulatory approval for any future product that it may develop, on a timely basis, if at all. Furthermore, additional regulatory requirements could be imposed by legislation or regulation. If the FDA believes that the Company is not in compliance with the law, the FDA can take one or more of the following actions: withdraw previously approved applications; require notification to users regarding newly found, unreasonable risks; request repair, refund or replacement of faulty devices; request corrective advertisements, formal recalls or temporary marketing suspension; refuse to review or approve applications to market any of the Company's future products in the United States or to allow the Company to enter into government supply contracts; or institute legal proceedings to detain or seize products, enjoin future violations or assess criminal penalties against the Company, its officers or employees. Civil penalties for Food, Drug and Cosmetic Act violations may be assessed by the FDA in lieu of or in addition to instituting legal action. Any such action by the FDA could result in disruption of the Company's operations for an indeterminate period of time. Various states in which the Company's products may be sold in the future may impose additional regulatory requirements.

     In May 1996, the FDA issued a "warning letter" to Papnet of Ohio, Inc. (subsequently consolidated with certain other Licensees of the Company into NetMed, Inc.), concerning certain material posted on Papnet of Ohio's site on the World Wide Web. Papnet of Ohio responded to the warning letter. Papnet of Ohio is unrelated to the Company other than as a Licensee. Although the warning letter was addressed to Papnet of Ohio, it is possible that, as a result of the resolution of this matter, the Company may be required to modify certain of its promotional materials. See "--Territorial Licenses."

     International Markets

     The Company's products are subject to a variety of regulations in certain international markets, including Europe. Some European countries have established national regulations relating to in vitro diagnostic medical devices, such as the PAPNET(R) system. These regulations do not typically require premarket approval, but may impose other requirements.

     In vitro diagnostic medical devices such as the PAPNET(R) system are not currently subject to medical device directives issued by the European Union ("EU"). The Company anticipates, however, that the EU will soon propose a directive for in vitro diagnostic medical devices that would establish a basis for harmonized regulation of such devices among EU member states. Such a directive would likely establish a deadline for compliance. If enacted, the directive would apply only to member states of the EU and the European Economic Area. Other European countries, however, may enact national laws that would conform to the directive. There can be no assurance that the PAPNET(R) Testing System or any other product that the Company may develop will obtain any required regulatory clearance or approval on a timely basis, if at all.

REGULATION OF CERVICAL PAP SMEAR ANALYSIS

     In 1988, Congress adopted the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"). CLIA directed the Department of Health and Human Services to promulgate regulations to improve the quality of biomedical analytic services, particularly the examination of Pap smears. The CLIA regulations require laboratories to rescreen slides from at least 10% of the laboratory's Pap smears interpreted to be "negative" on initial manual screening. Such rescreened slides must include negative cases selected at random from the total caseload and from patients or groups of patients that are identified as having a high probability of developing cervical cancer based on available patient information.

     In addition, the Company's direct clients, clinical laboratories, are subject to state regulation, inspection and licensing. In recent years, a number of states, including New York and California, have adopted regulations limiting the number of slides which can be manually examined by a cytotechnologist in a given period. To the Company's knowledge, none of these regulations explicitly limits the number of slides that may be examined in connection with PAPNET(R) rescreening. There can be no assurance, however, that such states or other states will not limit the number of slides which may be examined using PAPNET(R) testing during any particular time period, or that any such limitations will not have an adverse effect on the acceptance of PAPNET(R) Testing System in the marketplace.

COMPETITION

     The Company is currently aware of three principal competitors which are engaged in efforts to automate one or more aspects of cervical smear screening. Two competitors, Cytyc Corporation ("Cytyc") and AutoCyte Inc. ("AutoCyte", formerly a unit of Hoffman-La Roche's Roche Image Analysis Systems), are focused on the development of devices for the production, and, in the case of AutoCyte, imaging and automated analysis, of monolayer slides, a potential alternative to the conventional Pap smear method of specimen collection and preparation. AutoCyte has stated that it expects to file for FDA pre-market approval in 1997 of its slide preparation and imaging system. Cytyc received approval from the FDA in May 1996 to market its ThinPrep(R) System to laboratories, for the purpose of filtering out blood, mucus and other material from Pap smears for cervical cancer screening as a replacement for the conventional Pap smear method. In addition, Cytyc received FDA approval in November 1996 to expand its product labeling to include the claim that the ThinPrep(R) System is significantly more effective in detecting Low Grade Squamous Intraepithelal Lesions and more severe lesions than the conventional Pap smear method. Cytyc labeling may also indicate that the specimen quality using the ThinPrep(R) System is significantly improved over that of the conventional Pap smear method. PAPNET(R) is not currently indicated under its FDA label for the scanning of ThinPrep(R) System slides. With monolayer techniques, clinicians are required to prepare special slides, and only a fraction of the cells and background information displayed on the conventional slide may be observed by the cytotechnologist or clinician for analysis. Because the PAPNET(R) Testing System uses the well-established methods of sample collection, it does not reduce the diagnostic sample size or require clinicians to deviate from standard practice.

     The other competitor of which the Company is aware, NeoPath, has stated that it is developing a device for the fully automated primary screening of conventional Pap smears, for which it submitted to the FDA a pre-market approval supplemental application. The FDA Hematology and Pathology Devices Panel (the "Panel") held a public meeting on September 27, 1996 to consider recommending approval of such supplement. The Panel voted not to approve such supplement and enumerated certain conditions that the Panel would want satisfied prior to approval of such supplement. NeoPath has stated that it expects to meet such conditions within the next several months.


     On September 29, 1995, the FDA granted approval to NeoPath for its AutoPap(R) System to be used as part of a laboratory's quality control procedures. According to NeoPath, the AutoPap(R) System is designed to sort purportedly "negative" Pap smear slides into two groups, one classified as "negative" and one classified for "review." The group of slides classified for review, which constitutes a specified percentage of the whole, is again reviewed manually by the cytotechnologist through a conventional microscope. In contrast, cytotechnologists trained in the use of the PAPNET(R) Testing System evaluate the 128 color images from each purportedly negative slide on the PAPNET(R) Review Station. If all of the images appear normal, the cytotechnologist classifies the slide as "negative," and no further examination is required. If any one of the 128 images appears to the cytotechnologist to be abnormal, the cytotechnologist classifies the slide as "review." The cytotechnologist then refers to the "x, y" coordinates provided with each PAPNET(R) image and uses the coordinates as a reference point to re-examine the slide directly through the microscope. Every slide rescreened using the PAPNET(R) system receives a directed, professional human analysis, either of the PAPNET(R) images or of both the images and the slide.

     The Company's known competitors or other companies may develop new products and technologies that prove to be more effective than the PAPNET(R) Testing System or that may be viewed by clinical laboratories as reducing operating costs (for example, by reducing the number of cytotechnologists used in screening). In addition, competitive products and technologies may be manufactured and marketed more successfully than the PAPNET(R) Testing System. Such developments could render the PAPNET(R) Testing System less competitive or possibly obsolete, and could have a material adverse effect on the Company. The Company will be required to compete with respect to product effectiveness, price, manufacturing and slide processing efficiency, marketing capabilities and customer service and support, areas in which it currently has limited experience.

     In addition to competitors attempting to develop fully automated or semi-automated systems for the screening or rescreening of cervical samples, there may in the future be alternate techniques or technologies for the detection or prevention of cervical cancer. Although no such technique has been demonstrated to be useful as a substitute for the Pap smear, there can be no assurance that new techniques or technologies will not one day supplant or replace the Pap smear in medical practice.

POTENTIAL FUTURE PRODUCTS

     The Company believes that its technology can be adapted for use in the early detection of cancers occurring at body sites in addition to the uterine cervix, including the bladder, breast, esophagus, lung oral cavity and thyroid. Not all such cancers are commonly the subject of cytological analysis, and the Company has not yet determined which of these applications, if any, it will be able to commercialize. The Company's patents cover applications of its technology to cytological screening for cancers occurring at all body sites.

EMPLOYEES

     As of February 28, 1997, the Company employed 231 persons, including 36 persons in product development and engineering, 11 persons in medical and regulatory affairs, 47 persons in slide processing operations, 23 persons in manufacturing and quality assurance, 67 persons in marketing, sales and customer training and 47 persons in administrative capacities. The Company is not subject to any collective bargaining agreements and believes that its relationship with its employees is good.

CUSTOMERS

     The Company's customer base is broadly diversified. Two customers each account for more than 10% of the Company's revenues, Compuscreen Medical Diagnostic Centre ("Compuscreen") and Laboratory Corporation of America. Compuscreen is an affiliate of Papnet (Far East) Ltd., a representative of the Company in Asia. See "--Distribution Agreements and Other Exclusive Arrangements."

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Investment in the Company's securities involves a high degree of risk. In evaluating an investment in the Company's securities, Company stockholders and prospective investors should carefully consider the risk factors discussed in
Exhibit 99.1, which is attached hereto, and the information detailed in this Form 10-K including, without limitation, Item 1 Business and Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in the Company's other filings with the Securities and Exchange Commission.

     This Form 10-K, the Company's Annual Report to Stockholders, any Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect the Company's current views with respect to further events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. For information regarding these risks and uncertainties, see the Cautionary Statement set forth in Exhibit 99.1 and, in addition, the other information included in this Annual Report on Form 10-K, including, without limitation Item 1 Business and Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations. The words "believe", "expect", "anticipate", "estimate", "project" and similar expressions identify forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2.  PROPERTIES

     The Company's executive offices are located in Suffern, New York, in approximately 23,500 square feet. The Company believes that, based on current market conditions, any additional office and scanning center space that it may require will be readily available at terms substantially similar to those with respect to its current facilities.

     In the third quarter 1996, in order to meet the anticipated initial marketing demand of the PAPNET(R) Testing System launch in the United States, the Company moved the United States Scanning Center to a location in New Jersey that is approximately 26,500 square feet. The former Scanning Center located at the Company's executive offices is being used for product development and administrative purposes. The Company believes that the new Scanning Center slide processing space will be adequate to meet anticipated demand for PAPNET(R) testing through 1998. The Company anticipates that it will be required to continue to expand its administrative offices and slide processing facilities in future years as the expected market demand for PAPNET(R) testing increases.

     The European Scanning Center and the Company's European sales and marketing staff are located in approximately 16,300 square feet in Amsterdam, The Netherlands. The Company believes that its existing facility is adequate to meet its requirements through 1998.

     NSIL's manufacturing facility occupies an aggregate of approximately 25,900 square feet at Kiryat Weizmann, Rehovot, Israel. The Company believes that its existing facility is adequate to meet the anticipated demand for PAPNET(R) scanners and related equipment through 1997, although expansion of the facility may be required. The Company believes that, based on current market conditions, additional manufacturing space that it may require will be readily available on terms similar to those of its current facility. Any new or expanded manufacturing facility is subject to regulation by the Food and Drug Administration and may require a facility inspection before it can be used to manufacture medical devices for use in the United States.

     The Asia-Pacific Scanning Center is located in the Hong Kong Institute of Biotechnology, an affiliate of the Chinese University of Hong Kong in Shatin, the New Territories, Hong Kong. The Hong Kong center occupies 5,925 square feet of space. The Company anticipates that its existing facility is adequate to meet its requirements for the foreseeable future.

     The Company's Australia office occupies approximately 800 square feet which the Company believes will be sufficient through 1997.

ITEM 3.  LEGAL PROCEEDINGS

     On July 15, 1996, the Company filed a lawsuit against NeoPath, a competitor of the Company (see "--Competition"), in the United States District Court for the Southern District of New York, seeking damages and injunctive relief for patent infringement, false advertising, unfair competition, intentional interference with business relations and damage to business reputation. In the lawsuit, the Company alleges that NeoPath willfully misappropriated the Company's patented technology and used such technology in NeoPath's AutoPap(R) System. The Company also alleges that NeoPath falsely characterized and made misleading comparisons to consumers and securities analysts of the AutoPap(R) System and the Company's PAPNET(R) Testing System. NeoPath has denied all allegations and, in addition, it has filed counter-claims against the Company seeking damages and injunctive relief for false advertising and unfair competition. In the counter-claims, NeoPath alleges that statements made by the Company characterizing the performance of the PAPNET(R) Testing System, and its effectiveness relative to NeoPath's AutoPap(R) System, as well as other statements, are false and misleading and constitute misrepresentations. The Company believes that NeoPath's assertions are without merit. Although the duration, costs and ultimate outcome of this lawsuit are unknown, the Company expects that the costs of pursuing this lawsuit will be significant during 1997.

     On December 4, 1995, the Company was served with a Summons and Complaint in an action entitled Herbst et al. v. Neuromedical Systems, Inc. et al., in the Supreme Court of the State of New York. The plaintiffs in this suit allege, among other things, that pursuant to written contracts, which they claim the Company has breached, they were entitled to be issued warrants exercisable for the purchase of approximately 128,000 shares of Common Stock at various prices. They further allege that the Company and certain of its officers and directors made fraudulent misrepresentations and took other allegedly improper actions that diminished the value of the warrants they claim they are entitled to under these contracts. On January 31, 1996, the plaintiffs served the Company with an Amended Complaint alleging legal claims similar to those in the original Summons and Complaint served on the Company, but adding one of the Company's former directors as a defendant and specifying that the plaintiffs are seeking compensatory damages from the Company and one of its officers and a former director totaling $114 million and punitive damages totaling $175 million. On February 23, 1996, the defendants moved to dismiss the Amended Complaint and on November 27, 1996, the New York State Supreme Court issued an opinion dismissing all of the plaintiff's claims that the Company and certain officers and directors committed fraud and other improper actions that allegedly diminished the value of the warrants plaintiffs claim they are entitled to receive. The Court denied the Company's motion to dismiss plaintiffs' breach of contract claim, and plaintiffs continue to seek $39 million in compensatory damages and $75 million in punitive damages. The Company intends to continue to vigorously defend this action. The Company believes that, in any event, the damages claimed bear no relation to the harm alleged and believes an adverse judgment in this case would not have a material adverse effect on the Company's operations, financial position or cash flows.

     The Company is a defendant in a lawsuit asserting a claim for finders' fees relating to equity financing received by the Company from two specified individuals between 1990 and 1994. The case, Myer Botnick, Yehuda Rosenblatt and Ursula Lehmann v. Neuromedical Systems, Inc., was commenced against the Company on April 10, 1995 in Ontario Court (General Division) in the Province of Ontario, Canada. The Company believes that it has valid legal and factual defenses, and that, even if liability is found, such proceeding will not have a material adverse effect on the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 1996.


PART I SUPPLEMENTAL ITEM:  EXECUTIVE OFFICERS OF THE REGISTRANT

     As of March 28, 1997, the following individuals are executive officers of the Company serving in the respective capacities indicated:

NAME                       AGE           POSITION(S)
----                       ---           -----------

Mark R. Rutenberg          45           Chairman of the Board, President and
                                        Chief Executive Officer

Uzi Ish-Hurwitz            53           Executive Vice President, Chief of
                                        Technical Operations; President,
                                        Neuromedical Systems Israel, Ltd.;
                                        Director

David Duncan, Jr.          48           Vice President, Finance and
                                        Administration, Chief Financial Officer

Zeev Hadass                63           Vice President, Processing Operations

John B. Henneman, III      35           Vice President of Corporate Development,
                                        General Counsel and Secretary

James M. Herriman          41           Vice President of Product Development

Laurie J. Mango, M.D.      34           Vice President and Medical Director

Andrew C. Panagy           46           Vice President, Marketing and Sales

Henk Snyman, M.D.          38           President, NSI Europe, B.V.

Howard M. Solomon, M.D.    40           Vice President, Medical Operations

     Mark R. Rutenberg, age 45, invented the PAPNET(R) Testing System in 1987 and founded the Company in 1988. He has served as the Company's Chairman, President and Chief Executive Officer since its inception. From 1980 to 1988, Mr. Rutenberg was responsible for the management and marketing of several advanced defense programs. Mr. Rutenberg is an inventor named in patents in the areas of reliable system design, image analysis and cancer cell detection. Mr. Rutenberg holds a B.A. from Oberlin College in neuropsychology, and received an M.S. in Electrical Engineering from Cleveland State University. Mr. Rutenberg is a first cousin of Carl Genberg, a member of the Board of Directors of the Company.

     Uzi Ish-Hurwitz, age 53, is Executive Vice President, Chief of Technical Operations of the Company and President of Neuromedical Systems Israel, Ltd., a subsidiary of the Company, and has served as a Director of the Company since June 1996. Mr. Ish-Hurwitz joined the Company in April 1993 and, during the period from November 1992 to April 1993, acted as an independent consultant.
Mr. Ish-Hurwitz was the co-founder of Indigo Graphic Systems, Ltd. (Rehovot, Israel), and served as its President from 1987 to 1992. From 1973 to 1986, Mr. Ish-Hurwitz served as Vice President-Operations of Scitex Corporation, Ltd. Mr. Ish-Hurwitz is also a member of the board of directors of Breasy Medical Equipment (U.S.) Inc. Mr. Ish-Hurwitz is a graduate of the Technion-Israeli Institute of Technology with a B.Sc. in Electrical Engineering and has completed fellowship programs at the London Business School and the Harvard Business School, Advanced Management Program, Fall 1986.

     David Duncan, Jr., age 48, is Vice President, Finance and Administration and Chief Financial Officer. Mr. Duncan joined the Company in November 1994. Prior to joining the Company, Mr. Duncan served as Vice President, Finance and Chief Financial Officer of Telios Pharmaceuticals (and held other financial positions) since September 1988. He received his B.S. in 1971 and an M.B.A. in 1973, both from Indiana University.

     Zeev Hadass, Ph.D., age 63, has been Vice President, Processing Operations of the Company since March 1994. From 1991 to 1994, Mr. Hadass was Executive Project Director of MedLink Europe, BV, a master distribution company that establishes and manages European distribution networks for medical companies based in the United States. From 1990 to 1991, Mr. Hadass was President of Abiomed, Inc., a Danvers, Massachusetts maker of cardiac assist and periodontal screening devices. Mr. Hadass received his Ph.D. in Aeronautical Engineering from Stanford University, his M.Sc. in Nuclear Engineering from INSTN, France, and his B.Sc. in Mechanical Engineering from the Technion-Israeli Institute of Technology.

     John B. Henneman, III, age 35, is Vice President of Corporate Development, General Counsel and Secretary of the Company. For more than seven years prior to joining the Company in February 1994, Mr. Henneman practiced law with the Chicago office of Latham & Watkins. Mr. Henneman received his A.B. in Politics from Princeton University and his J.D. from the University of Michigan Law School.

     James M. Herriman, age 41, is Vice President of Product Development of the Company. Mr. Herriman joined the Company in November 1992. Mr. Herriman was President of Aspex Incorporated from 1983, when it was founded, until November 1992. While at Aspex, Mr. Herriman was the chief designer of the PIPE(R) image processor used in the first generation PAPNET(R) Scanning Station. Mr. Herriman received his B.A. from Emory University.

     Laurie J. Mango, M.D., age 34, is Vice President and Medical Director of the Company. Prior to joining the Company in 1990, Dr. Mango was a resident in anatomic pathology at the University of California, San Francisco and served as a Cytology Fellow at Montefiore Medical Center under Dr. Leopold G. Koss. Dr. Mango graduated from Rice University with a B.S. in electrical engineering and received her M.D. from Baylor College of Medicine.

     Andrew C. Panagy, age 46, is Vice President, Marketing and Sales of the Company. Prior to joining the Company in February 1994, Mr. Panagy served as Executive Vice President and Chief Operating Officer of the MEDED Healthcare Group, a healthcare marketing and consulting company. Prior to that, Mr. Panagy held numerous marketing and sales positions with Ayerst Laboratories, a pharmaceutical division of American Home Products Corp., including as head of the female healthcare marketing group. Mr. Panagy received his B.S. in Biology from Wagner College, and has participated in post-graduate business programs at Long Island University in New York.

     Henk Snyman, M.D., age 38, has been the European President of the Company since November 1996. From April 1995 until joining the Company, Dr. Snyman was General Manager of Serono Benelux, a subsidiary of Ares-Serono, a multinational pharmaceutical company. From April 1993 until April 1995, Dr. Snyman was European Business Director of Ares-Serono. Dr. Snyman participated in advanced medical training from June 1992 until February 1993. Dr. Snyman obtained his medical degree in South Africa at Orange Free State, Bloemfontein and qualified as a surgeon at each of the Royal Colleges of Surgeons of Edinburgh and Glasgow, respectively. Dr. Snyman has attended various business school programs in London, Paris and Boston.

     Howard M. Solomon, M.D., F.C.A.P., age 40, joined the Company as Vice President of Medical Operations in March 1997. From 1994 to 1997 Dr. Solomon was Vice President of Clinical Affairs of London International U.S. Holdings, Inc., a medical device manufacturer. In 1993 Dr. Solomon was Director of Regulatory Affairs at Becton Dickinson Cellular Imaging Systems. Prior to such affiliations, Dr. Solomon was an Obstetric and Gynecologic Pathology Fellow at St. John's Mercy Medical Center (St. Louis, Missouri). Dr. Solomon graduated from University of Missouri with a B.S. in Chemical Engineering and received his M.D. from the University of Missouri School of Medicine.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  MARKET INFORMATION

     The principal market on which the Common Stock of the Company is traded is the Nasdaq National Market System, under the symbol "NSIX."

     The high and low sales price for the Company's Common Stock during each quarterly period in which the Common Stock has been publicly traded is set forth in the table below:

--------------------------------------------------------
         March 31    June 30   September 30  December 31
--------------------------------------------------------
 1995   *           *          *             H: $21.50
                                             L: $18.375
--------------------------------------------------------
 1996   H: $26.875  H: $23.25  H: $20.125    H: $19.25
        L: $18.625  L: $14.00  L: $10.75     L: $11.75
--------------------------------------------------------

  * No public market existed during these quarters for the trading of the Company's securities.

As of March 14, 1997, the high and low sales price for the Company's Common Stock during the first quarter 1997 was $13.75 and $7.375, respectively.

(b)  HOLDERS

     As of March 14, 1997, there were approximately 365 holders of record of the Company's Common Stock, including Goldman, Sachs & Co. and its related affiliates, who, as of February 28, 1997, beneficially owned 7,920,199 shares or approximately 25.5% of total shares outstanding.

(c)  DIVIDENDS

     The Company has not paid and does not anticipate paying any cash dividends in the foreseeable future and intends to retain future earnings for the development and expansion of its business. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and subject to certain limitations under the General Corporation Law of the State of Delaware and will depend upon the Company's results of operations, financial condition, other contractual restrictions and other factors deemed relevant by the Board of Directors.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected consolidated financial data of the Company are qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included herein.

================================================================================

SELECTED FINANCIAL DATA

Year ended December 31,                                    1996           1995           1994           1993          1992
                                                       ------------   ------------   ------------   -----------   -----------
Total revenues                                         $  4,729,000   $  2,475,000   $  1,238,000   $   502,000   $   216,000
Net loss                                                (34,158,000)   (29,428,000)   (13,819,000)   (6,782,000)   (4,468,000)
Net loss per share*                                           (1.17)         (1.67)         (0.84)
Total assets                                            104,204,000    127,348,000     13,173,000    12,863,000     3,758,000
Long-term debt and capital lease obligations             11,166,000      6,050,000      4,190,000       695,000       413,000

* Net loss per share amounts for 1995 and 1994 are on a pro forma basis.

--------------------------------------------------------------------------------
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company's principal activities since its founding in 1988 have been research and product and organizational development. The Company was established to develop, manufacture and market systems for computer-assisted screening of cervical Papanicolaou ("Pap") smears and other cytological specimens. The Company's revenues have been derived primarily from (i) sales of PAPNET(R) testing services, (ii) sales of license agreements (prior to 1992) to the Company's territorial licensees ("Licensees") and (iii) interest income.

The PAPNET(R) Testing System was approved by the United States Food and Drug Administration (the "FDA") for commercial use in the United States on November 8, 1995. Prior to that time, the PAPNET(R) Testing System was permitted to be utilized in the United States on an investigational basis only, and the Company was permitted to derive revenue with respect thereto only to recover certain of its costs. The Company, however, was previously selling PAPNET(R) testing services for commercial use outside of the United States. The Company has established three scanning facilities (the "Scanning Centers"), one each in the United States, The Netherlands and Hong Kong. The Netherlands operation has scanned slides from customers in Europe, South Africa, Israel and Canada, while the Hong Kong operation has scanned slides from Asia and Australia. See Note 5 of Notes to Consolidated Financial Statements for the year ended December 31, 1996 for information regarding the Company's revenues, net loss and identifiable assets by geographic area.

The Company has incurred net losses since inception through December 31, 1996 of $94,508,000 and has to date generated only limited commercial revenues. Since the approval of the PAPNET(R) Testing System by the FDA, the Company has been increasing the scale of its operations to commercial levels in the United States. Management of the Company believes that its existing cash resources will be sufficient to fund the increase in the scale of the Company's operations and to meet its cash requirements during the commercialization process. The Company's past results of operations reflect its developmental or early commercial stage and are not necessarily indicative of the results from operations that may be expected as the scale of its operations increases.

Statements in this discussion which are not historical facts, including statements about the Company's confidence and strategies and its expectations about demand for and acceptance of the PAPNET(R) Testing System, are forward looking statements that involve risks and uncertainties. The forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially due to a variety of factors which include, but are not limited to, the Company's continuing negative cash flow, reliance on a single product, competition, dependence on key personnel, the impact on the Company of its territorial license agreements, dependence on patents and proprietary technology, government regulation of both products and advertising, limited marketing and sales history, the impact of third-party reimbursement decisions, risk of litigation and other risks detailed in the Company's Securities and Exchange Commission filings, including its 1996 Form 10-K.

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

From inception through December 31, 1996, the Company has experienced negative gross margins due to the significant underutilization of its scanning and manufacturing operations which occurred as a result of the need to establish these capabilities prior to FDA approval and the anticipated demand resulting from expansion of the Company's marketing and sales activities since such approval. Improvement in the Company's future gross margins will be dependent upon the level of commercial acceptance of the PAPNET(R) Testing System.

The Company expects that its costs and expenses will increase substantially during 1997, compared to 1996, as the Company continues to expand its commercial operations, including its marketing, sales, manufacturing, slide processing, research and adminis-

================================================================================

trative activities, to meet the anticipated increase in market demand for PAPNET(R) testing, expand its clinical claims and develop enhancements to the PAPNET(R) Testing System. In addition, royalty payments will increase proportionate to increases in the Company's revenues in the sales territories of the Licensees.

To establish PAPNET(R) testing in the United States as the standard of care in Pap smear analysis, the Company is executing a three-step sequential marketing approach that targets (i) its direct clients, the clinical laboratories that perform Pap smear testing, (ii) gynecologists and those primary care physicians and other clinicians who take Pap smears and can order PAPNET(R) testing and
(iii) women, to encourage them to request PAPNET(R) testing or to agree to it if it is recommended by a clinician. The Company believes that significant revenue growth in the United States depends upon effective marketing to all three target audiences.

During 1996, the Company made significant progress in building laboratory distribution and physician awareness in the United States, increasing the number of laboratories equipped to perform PAPNET(R) testing from 48 to 86, and increasing the total number of laboratories offering PAPNET(R) testing (including laboratories that have entered into reference arrangements) from 48 to 201. In addition, the Company increased its U.S. sales organization calling on clinicians and laboratories from 18 to 32. Accordingly, the Company initiated its direct-to-consumer advertising in August of 1996, while continuing to market to laboratories and clinicians. The Company is also marketing to insurers, managed care organizations and other third-party payers concerning reimbursement for PAPNET(R) testing, and expects to increase its expenditures in this area during 1997.

The Company also continued to expand its international laboratory distribution in 1996. By December 31, 1996, PAPNET(R) testing was available in 23 countries worldwide and was available through 47 laboratories in Europe and South Africa and 10 laboratories in Australia. In Asia, the Company continued to expand its business in Hong Kong, Taiwan and mainland China. By December 31, 1996, the Company had received slide processing revenue from 42 laboratories and hospitals in these countries.

In addition, in September 1996, the Company entered into a co-promotion agreement with the Women's Healthcare Group of the Parke-Davis division of Warner-Lambert Company. According to the terms of that agreement, members of the Parke-Davis field sales force present PAPNET(R) testing promotional materials to physicians when making sales calls regarding Parke-Davis Loestrin(R) oral contraceptives. Although the Company does not expect that Parke-Davis's activities will have a significant direct impact on sales, the Company believes that this program has increased awareness of PAPNET(R) testing in the clinician's office. Activities under the agreement began in late October 1996 and are expected to continue into early 1997.

The Company's sales and marketing efforts to date in the United States have generated considerable awareness about PAPNET(R) testing among pathologists, cytotechnologists, gynecologists and women. The Company believes support and interest has been highest among women. Medical specialities, however, are often reluctant to change clinical practice methods and procedures, and early stage resistance is being experienced in the adoption of PAPNET(R) testing. Among gynecologists and pathologists there has been, in general, a slow adoption of the PAPNET(R) technology and some reluctance to use it even if a woman inquires about or requests the test. The Company believes that this is due to several factors, including controversy within the medical profession about the public health consequences of Pap smear false negatives, the relative cost of PAPNET(R) testing to the Pap smear, limited reimbursement by third-party payers and confusion in the marketplace about alternative technologies for cervical cancer screening. In late 1996 and the first quarter of 1997, the Company initiated medical and other communications designed to address each of these considerations.

Interest expense is expected to increase in the future as the Company borrows to fund expansion of its manufacturing, slide processing and marketing capabilities, including the installation of additional PAPNET(R) Scanning Stations at the Company's Scanning Centers. It is expected that this increase will continue to be substantially offset during 1997 by interest income from the investment of the Company's cash. The Company expects that its interest income will decline in 1997, compared to 1996, because of the significant use of cash in 1996 and the anticipated use of cash in 1997.

The impact of inflation and changing prices on the Company's revenues and costs has not been significant.

For the Years Ended December 31, 1996, 1995 and 1994

Revenues for the year ended December 31, 1996 were $4,729,000, compared to $2,475,000 for 1995, an increase of $2,254,000 or 91%. This increase was due primarily to significantly higher selling prices in 1996 compared to 1995 and to higher unit volume in the United States, offset partially by slightly lower unit volume in international markets. The 1995 revenues of $2,475,000 represented an increase of $1,237,000 or 100% over the 1994 revenues of $1,238,000. This increase was due to the expansion of the Company's sales in international markets and expanded investigational use of the PAPNET(R) Testing System in the United States.

================================================================================

Total costs and expenses for the year ended December 31, 1996 were $42,266,000 compared to $31,687,000 in 1995, an increase of $10,579,000. This increase was primarily the result of higher sales and marketing expenses, which increased to $20,328,000 in 1996 from $6,268,000 in 1995. The increase in sales and marketing expenses of $14,060,000 was due primarily to costs associated with the launch of the PAPNET(R) Testing System in the United States, including salaries for additional personnel and advertising and promotion costs required to initiate the PAPNET(R) direct-to-consumer campaign. In addition, the Company's cost of sales, research and development and general and administrative expenses also increased during 1996, although at a slower rate than sales and marketing expenses. These increases were due primarily to the expansion of the technical and administative infrastructure of the Company to support commercial activities in both the United States and overseas, along with the additional costs of being a public company. These increases in expenses during 1996, compared to 1995, were partially offset by the absence in 1996 of two non-cash charges that occurred in 1995, totaling $7,752,000, resulting from the terms of a settlement agreement entered into with the Licensees in December 1995 and the vesting of 568,058 employee performance stock options upon the completion of the Company's initial public offering (the "IPO") in December 1995.

Total costs and expenses for the year ended December 31, 1995 were $31,687,000 compared to $14,837,000 in 1994. This increase was the result of increases in research and clinical development programs associated with the support of the Company's FDA application, expansion of the Company's marketing, slide processing and manufacturing capabilities in anticipation of launching the PAPNET(R) Testing System in the United States and other countries, expansion of the administrative infrastructure needed to support commercial activities and the expense of two non-cash charges totaling $7,752,000 that were recognized in the fourth quarter of 1995. One of these non-cash charges, in the amount of $1,652,000, resulted from the terms of a settlement agreement entered into with the Licensees in December 1995. The other non-cash charge, in the amount of $6,100,000, related to the vesting of 568,058 employee performance stock options upon the completion of the IPO.

Interest income for the year ended December 31, 1996 was $5,208,000 compared to $548,000 during 1995. This increase was due primarily to the Company's significantly higher levels of cash and cash equivalent balances in 1996 as a result of the Company's IPO, equity sales to private investors during the third quarter of 1995 and the exercise of certain warrants by investors in December 1995. Interest income for the year ended December 31, 1995 was $548,000 compared to $170,000 in 1994. This increase was primarily related to higher average cash and cash equivalent balances during 1995, primarily associated with the IPO, equity sales to private investors and the exercise of certain warrants by investors.

Interest expense during 1996 was $1,095,000 compared to $924,000 during 1995. This increase was due to higher levels of debt and capital lease obligations, which the Company entered into in late 1996, incurred to finance capital equipment additions, primarily related to the Company's PAPNET(R) Scanning Stations. Interest expense for the year ended December 31, 1995 was $924,000 compared to $393,000 in 1994. This increase was primarily the result of additional debt incurred to finance capital equipment additions, primarily related to the Company's PAPNET(R) Scanning Stations and to government guaranteed loans received under the State of Israel "Approved Enterprise" program. The Company anticipates higher levels of interest expense in 1997 resulting from increased levels of debt and capital lease obligations.

The Company incurred a foreign exchange loss of $734,000 during the year ended December 31, 1996 compared to foreign exchange gains of $160,000 during 1995 and $3,000 in 1994. The 1996 loss and the 1995 and 1994 gains were caused primarily by fluctuations in exchange rates on dollar-denominated intercompany loans.

The Company incurred a net loss during the year ended December 31, 1996 of $34,158,000, or $1.17 per share, compared to a net loss of $29,428,000, or $1.67 per share (on a pro forma basis), for 1995. The increased net loss during 1996, compared to 1995, was due primarily to an increase in marketing and sales expenses associated with the launch of the PAPNET(R) Testing System in the United States, following approval by the FDA in November 1995, including the cost of the direct-to-consumer advertising campaign. In addition, the Company's cost of sales, research and development and general and administrative expenses also increased during 1996, although at a slower rate than sales and marketing expenses. These increases in expenses during 1996, compared to 1995 were partially offset by the absence in 1996 of the two non-cash charges, mentioned above, that were recognized in the fourth quarter of 1995. The reduction in net loss per share in 1996 reflects the net effect of the increased loss in 1996 offset by an increase in the weighted-average shares outstanding. The increase in the weighted-average shares outstanding resulted from the issuance of shares in the IPO in December 1995 and the exercise of certain common stock warrants and options in late 1995 and 1996.

The net loss for 1995 was $29,428,000, or $1.67 per share (on a pro forma basis) compared to a net loss of $13,819,000 or $.84 per

================================================================================

share (on a pro forma basis) for 1994. The higher net loss during 1995 was primarily the result of increases in research and clinical development programs associated with the support and approval of the Company's FDA premarket approval application, expansion of the Company's marketing, sales, slide processing and manufacturing capabilities in anticipation of launching the PAPNET(R) Testing System in the United States and other countries, expansion of the administrative infrastructure needed to support commercial activities, and the cost of the two non-cash charges.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since its inception primarily by the issuance of equity securities, sales of PAPNET(R) Testing System services, funds received for the territorial license agreements (prior to 1992), interest earned on cash, cash equivalents and short-term investments and proceeds from notes, bank loans and equipment leasing arrangements.

The Company's combined cash and cash equivalents totaled $83,391,000 at December 31, 1996, a decrease of $30,752,000 from December 31, 1995. During 1996, the Company used $29,820,000 for operating activities, primarily to finance the Company's loss, and used $8,643,000 for investing activities, while generating net cash of $7,675,000 from financing activities. In addition, the effect of exchange rate changes on cash was $36,000, which accounted for the remaining change to the Company's cash balance.

The primary uses of cash and cash equivalents during 1996 were $34,158,000 (inclusive of $4,493,000 of non-cash expenses) to finance the Company's net loss, $8,643,000 to purchase capital equipment, primarily for the manufacture of PAPNET(R) Scanning Stations and related equipment to support the expansion of the Company's commercial activities, $2,295,000 to repay notes, bank loans and capital lease obligations, a deposit of $1,250,000 of cash into a restricted certificate of deposit as security collateral on a letter of credit for the lease of the Company's new Scanning Center in New Jersey, and $155,000 for changes in operating assets and liabilities.

The primary sources of cash and cash equivalents during the year ended December 31, 1996 were $6,323,000 from proceeds of capital lease finance transactions (sale/lease-backs), proceeds of $3,144,000 from notes and bank loans, primarily associated with equipment financing transactions, and $1,753,000 from the issuance of common stock, associated with the exercise of common stock warrants and options.

During the year ended December 31, 1995, the Company used $16,799,000 for operating activities and used $5,008,000 for investing activities, while generating $134,950,000 from financing activities, primarily from the sale of equity securities and the exercise of certain warrants by investors. The primary uses of cash and cash equivalents during the year ended December 31, 1995 were $29,428,000 (inclusive of $10,898,000 of non-cash expenses) to finance the Company's net loss, $5,008,000 to purchase capital equipment, primarily for the manufacture of PAPNET(R) Scanning Stations to support the expansion of the Company's commercial activities and $1,647,000 to repay notes, bank loans and capital lease obligations. The primary sources of cash and cash equivalents during 1995 were $19,325,000 from the issuance of convertible preferred stock to private investors (all of which automatically converted into common stock upon the consummation of the IPO), $18,500,000 from the exercise of warrants by investors, $1,354,000 from proceeds of lease finance transactions (sale/lease-backs), $1,774,000 from notes and bank loans and $94,725,000 from the IPO. Changes to the components of working capital and other items accounted for the remainder of the net change in cash and cash equivalents.

The significant increase in cash used for operations during 1995 and 1996, when compared with earlier years, is primarily the result of higher expenses for the initiation and expansion of the Company's sales and marketing programs in the United States and overseas, including the direct-to-consumer advertising campaign, higher expenses for research and clinical development to support product enhancements and the Company's FDA premarket approval application and other FDA related activities, expansion of the Company's slide processing and manufacturing capabilities in the United States, The Netherlands, Hong Kong and Israel, and expansion of the administrative infrastructure needed to support commercial activities following approval of the PAPNET(R) Testing System by the FDA and the additional costs of being a public company.

As of December 31, 1996, the Company's debt and capital lease obligations totaled $14,338,000. The amount of combined payments of the outstanding debt and capital lease obligations, including related interest on capital leases, for the five years succeeding December 31, 1996 is approximately $3,896,000 in 1997, $5,266,000 in 1998, $3,443,000 in 1999, $1,932,000 in 2000 and $1,443,000 in
2001. The Company's commitments for payments under non-cancelable operating leases for the five years succeeding December 31, 1996 are approximately $1,964,000 in 1997, $1,788,000 in 1998, $1,613,000 in 1999, $1,235,000 in 2000
and $563,000 in 2001.

The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, the Company anticipates that expenditures will continue to increase substantially in 1997 due to the cost of the marketing launch of the PAPNET(R) Testing System

================================================================================

in the United States, the increased cost of marketing and sales programs in overseas markets and the expansion of research and development programs for additional clinical indications and claims. The Company estimates that, during 1997, it will invest approximately $5.0 million for working capital purposes and approximately $7.0 million for capital expenditures and leasehold improvements, primarily associated with the manufacture or purchase of PAPNET(R) Scanning Stations and related equipment, PAPNET(R) Review Stations and facility leasehold improvements. Although funding for these capital expenditures is expected to be available out of the Company's cash resources, management of the Company believes that it may be desirable for the Company to finance certain of such capital expenditures through additional debt or capital lease obligations. During 1996, the Company entered into a loan agreement with an equipment financing company to provide the Company with a $5,000,000 line of credit to finance certain of the Company's equipment purchases, primarily PAPNET(R) Scanners and related equipment. During 1996, the Company borrowed $2,098,000 under the agreement, with loan terms of 60 months and with a final payment in the amount equal to 10% of the original principal amount of such loan and with an annual effective interest rate of 12.4%. Any future borrowings under this line of credit will have similar loan terms provided, however, the annual interest rate of 12.4% will be adjusted by the change in the weekly average of the interest rates of five-year U.S. Treasury Securities, as published by the Federal Reserve, from the week ending October 18, 1996 to the week preceding each future loan commencement date. The loan is secured by a perfected first priority interest in the financed equipment. The Company is required to maintain certain financial covenants throughout the duration of the loan. The agreement stipulates that additional funding can be denied in the event of a material adverse change in the financial condition, operation or prospects of the Company. The loan commitment expires on December 31, 1997. There can be no assurance, however, that these financings, or any other financings, will ultimately be obtained by the Company or, if they are obtained, that the terms thereof will not change or will be reasonable.

The Company anticipates that its current cash and cash equivalents will be sufficient to enable the Company to meet its future operating requirements for at least two years. The Company does not expect to generate a positive internal cash flow in the foreseeable future due to the expected increases in capital expenditures, working capital requirements and ongoing losses during the next year, including the expected cost of commercializing the PAPNET(R) Testing System. The Company may need to arrange additional equity or debt financing for the future operation of its business. There can be no assurance that such financing can be obtained or, if it is obtained, that the terms thereof will be reasonable. The Company plans to invest excess funds in short-term instruments, including money market funds.

During 1996, the Company's operating results reflect foreign exchange losses of $734,000 and its financial position as of December 31, 1996 reflects a foreign currency translation effect of $474,000. As discussed in detail below, the Company is subject to foreign currency exchange rate risk because (i) it has investments in its foreign subsidiaries, (ii) it derives a significant portion of its revenues and incurs a significant portion of its costs and expenses in the local currencies of the countries in which its subsidiaries are transacting business and (iii) it finances the operations of such subsidiaries substantially through dollar-denominated intercompany loans which are recorded on the books of the subsidiaries in their respective local currencies. Fluctuations in exchange rates have not had a material impact on the Company's revenues or costs and expenses, but have affected the value of its equity investments and intercompany loans.

From inception through December 31, 1996, the Company's sales of PAPNET(R) testing services for commercial use have been derived principally from foreign sources. Although the Company expects United States revenues to increase faster than non-United States revenues, the Company anticipates that international sales will continue to represent a significant portion of its net sales as it executes its plan to establish commercial use of the PAPNET(R) Testing System on a worldwide basis. In addition, Neuromedical Systems, Inc., the United States parent company, has provided a significant portion of the financing required for its subsidiaries in the Netherlands, Australia, Israel and Hong Kong through intercompany loans and equity investments denominated in United States dollars. As a result of its international operations and its current financing approach, the Company's operating results are subject to the impact of fluctuations in exchange rates of the currencies in which its foreign operations conduct business versus the United States dollar. The Company is exposed to gains and losses with respect to Australian dollars and several European currencies (predominately Dutch guilders) because the Company's subsidiaries invoice for slide processing services and incur costs and expenses in local currencies. In addition, although the Company's Israeli subsidiary maintains its books in U.S. dollars, certain of its expenses are incurred in Israeli shekels and are subject to exchange fluctuations. The revenues and expenses of the Company's Hong Kong subsidiary are in Hong Kong dollars, the value of which is presently tied to the United States dollar and, therefore, are not currently subject to material fluctuations. There can be no assurance, however, that the exchange rate between the United States dollar and the Hong Kong dollar will not fluctuate in the future.

================================================================================

To date, the Company has not implemented a program to hedge its foreign currency risk, but may do so in the future.

At December 31, 1996, the Company had available United States net operating loss carryforwards of approximately $65,000,000 that will expire in the years 2004 through 2011 and cumulative deductible temporary differences of approximately $6,100,000. The Company also has foreign net operating losses of approximately $9,000,000 that are available to offset the separate taxable incomes of certain foreign subsidiaries. These losses may be carried forward indefinitely. In addition, at December 31, 1996, the Company also had approximately $1,000,000 of United States research and development credits available which will expire in the years 2004 through 2011. The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of United States net operating loss carryforwards and tax credit carryforwards in periods following a corporate "ownership change." In general, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more "5% Stockholders" has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three-year testing period. As a result of changes in the Company's ownership, the utilization of a substantial portion of the Company's available United States net operating loss carryforwards and tax credit carryforwards will be subject to annual limitations. It is management's belief, however, that, since such annual limitations are determined based on the value of the Company immediately prior to the ownership changes, a significant portion of the carryforwards will be available annually should the Company become profitable in future tax years.

On December 4, 1995, the Company was served with a Summons and Complaint in an action entitled Herbst et al. v. Neuromedical Systems, Inc. et al., in the Supreme Court of the State of New York. The plaintiffs in this suit allege, among other things, that pursuant to written contracts, which they claim the Company has breached, they were entitled to be issued warrants exercisable for the purchase of approximately 128,000 shares of common stock at various prices. They further allege that the Company and certain of its officers and directors made fraudulent misrepresentations and took other allegedly improper actions that diminished the value of the warrants they claim they are entitled to under these contracts. On January 31, 1996, the plaintiffs served the Company with an Amended Complaint alleging legal claims similar to those in the original Summons and Complaint served on the Company, but adding one of the Company's former directors as a defendant and specifying that the plaintiffs are seeking compensatory damages from the Company and one of its officers and a former director totaling $114 million and punitive damages totaling $175 million. On February 23, 1996, the defendants moved to dismiss the Amended Complaint and on November 27, 1996, the New York State Supreme Court issued an opinion dismissing all of the plaintiff's claims that the Company and certain officers and directors committed fraud and other improper actions that allegedly diminished the value of the warrants plaintiffs claim they are entitled to receive. The Court denied the Company's motion to dismiss plaintiffs' breach of contract claim, and plaintiffs continue to seek $39 million in compensatory damages and $75 million in punitive damages. The Company intends to continue to vigorously defend this action. The Company believes that, in any event, the damages claimed bear no relation to the harm alleged and believes an adverse judgment in this case would not have a material adverse effect on the Company's operations, financial position or cash flows.

On July 15, 1996, the Company filed a lawsuit against NeoPath Inc. ("Neopath"), a competitor of the Company, in the United States District Court for the Southern District of New York, seeking damages and injunctive relief for patent infringement, false advertising, unfair competition, intentional interference with business relations and damage to business reputation. In the lawsuit, the Company alleges that NeoPath willfully misappropriated the Company's patented technology and used such technology in NeoPath's AutoPap(R) System. The Company also alleges that NeoPath falsely characterized and made misleading comparisons to consumers and securities analysts of the AutoPap(R) System and the Company's PAPNET(R) Testing System. NeoPath has denied all allegations and, in addition, it has filed counter-claims against the Company seeking damages and injunctive relief for false advertising and unfair competition. In the counter-claims, NeoPath alleges that statements made by the Company characterizing the performance of the PAPNET(R) Testing System, and its effectiveness relative to NeoPath's AutoPap(R) System, as well as other statements, are false and misleading and constitute misrepresentations. The Company believes that NeoPath's assertions are without merit. Although the duration, costs and ultimate outcome of this lawsuit are unknown, the Company expects that the costs of pursuing this lawsuit will be significant during 1997.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  NEUROMEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----

Report of Independent Auditors..............................   32

Consolidated Balance Sheets at December 31, 1996 and 1995...   33

Consolidated Statements of Operations for the
        years ended December 31, 1996, 1995 and 1994........   34

Consolidated Statements of Cash Flows for the years ended
        December 31, 1996, 1995 and 1994....................   35

Consolidated Statements of Stockholders' Equity for
        the years ended December 31, 1996, 1995 and 1994....   36

Notes to Consolidated Financial Statements..................   38

                         Report of Independent Auditors

To the Stockholders and the Board of Directors
     Neuromedical Systems, Inc.:

          We have audited the accompanying consolidated balance sheets of Neuromedical Systems, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neuromedical Systems, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Hackensack, New Jersey                                       Ernst & Young LLP
February 7, 1997

CONSOLIDATED BALANCE SHEETS                           Neuromedical Systems, Inc.
                                                                and Subsidiaries

                                                                                             December 31,
                                                                                 ---------------------------------------
                                                                                     1996                    1995
                                                                                 ---------------       -----------------
Assets
Current assets:
   Cash and cash equivalents                                                        $ 83,391,000          $114,143,000
   Accounts receivable, net of allowance (Note 2)                                      1,650,000               900,000
   Prepaid expenses                                                                      803,000               596,000
   Other current assets                                                                  732,000               105,000
                                                                                    ------------          ------------
Total current assets                                                                  86,576,000           115,744,000
Restricted cash                                                                        1,000,000                    --
Property and equipment (Note 3)                                                       16,388,000            11,216,000
Patent and patent application costs, net of accumulated
  amortization (1996-$492,000, 1995-$325,000)                                            166,000               333,000
Other assets                                                                              74,000                55,000
                                                                                    ------------          ------------
                                                                                    $104,204,000          $127,348,000
                                                                                    ============          ============
Liabilities and Stockholders' Equtiy
Current liabilities:
   Current portion of notes and bank loans payable (Note 6)                         $  1,200,000          $    583,000
   Current portion of capital lease obligations (Note 4)                               1,972,000               680,000
   Accounts payable                                                                    2,256,000             2,045,000
   Accrued liabilities (Note 2)                                                        4,082,000             3,323,000
                                                                                    ------------          ------------
Total current liabilities                                                              9,510,000             6,631,000
Notes and bank loans payable--long-term (Note 6)                                       4,704,000             3,436,000
Notes payable--stockholder (Note 6)                                                      600,000               600,000
Capital lease obligations, less current portion (Note 4)                               5,862,000             2,014,000
Commitments and contingencies (Notes 4, 7 and 11)
Stockholders' equity (Notes 8 and 9):
  Preferred stock, $.000l par value;
   authorized--10,000,000 shares; none issued and outstanding                                 --                    --
  Common stock, $.0001 par value; authorized--
   100,000,000 shares; issued and outstanding--
   29,795,049 shares in 1996 and 28,804,828 shares in 1995                                 3,000                 3,000
  Additional paid-in capital                                                         177,559,000           175,237,000
  Accumulated deficit                                                                (94,508,000)          (60,350,000)
  Foreign currency translation                                                           474,000              (223,000)
                                                                                    ------------          ------------
Total stockholders' equity                                                            83,528,000           114,667,000
                                                                                    ------------          ------------
                                                                                    $104,204,000          $127,348,000
                                                                                    ============          ============

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS             Neuromedical Systems, Inc. and
                                                                    Subsidiaries






                                                                                           Year Ended December 31,
                                                                                --------------------------------------------
                                                                                   1996             1995            1994
                                                                                -----------     ------------   -------------
Revenues:
          Slide processing (Note 1)                                             $  4,729,000    $  2,475,000   $  1,238,000
                                                                                ------------    ------------   ------------
               Total revenues                                                      4,729,000       2,475,000      1,238,000
                                                                                ------------    ------------   ------------
Costs and Expenses:
          Cost of sales                                                            8,178,000       6,478,000      4,503,000
          Marketing                                                               20,328,000       6,268,000      2,878,000
          Research and development                                                 6,785,000       5,172,000      4,305,000
          General and administrative                                               6,975,000       6,017,000      3,151,000
          Stock issued pursuant to a settlement agreement                                 --       1,652,000             --
          Vesting of performance options at initial public offering                       --       6,100,000             --
                                                                                ------------    ------------   ------------
               Total costs and expenses                                           42,266,000      31,687,000     14,837,000
                                                                                ------------    ------------   ------------
Loss from operations                                                             (37,537,000)    (29,212,000)   (13,599,000)
                                                                                ------------    ------------   ------------
Other income (expense):
          Interest income                                                          5,208,000         548,000        170,000
          Interest expense                                                        (1,095,000)       (924,000)      (393,000)
          Foreign exchange                                                          (734,000)        160,000          3,000
                                                                                ------------    ------------   ------------
               Other income (expense)--net                                         3,379,000        (216,000)      (220,000)
                                                                                ------------    ------------   ------------
Net loss                                                                        $(34,158,000)   $(29,428,000)  $(13,819,000)
                                                                                ============    ============   ============
Net loss per share (amounts for 1995 and 1994 are on a pro
     forma basis) (Note 1)                                                            $(1.17)         $(1.67)        $(0.84)
                                                                                ============    ============   ============
Shares used in computation of net loss per share                                  29,277,000      17,644,000     16,500,000
                                                                                ============    ============   ============

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS                 Neuromedical Systems, Inc.
                                                                and Subsidiaries



                                                                                           Year Ended December 31,
                                                                                --------------------------------------------
                                                                                    1996              1995          1994
                                                                                ------------     ------------   ------------
Operating Activities
Net Loss                                                                        $(34,158,000)    $(29,428,000)  $(13,819,000)
Adjustments to reconcile net loss to net cash used in
     operating activities:
          Depreciation and amortization                                            3,415,000        2,936,000      1,886,000
          Issuance of common stock warrants and options for services
           rendered                                                                  341,000          210,000         29,000
          Foreign exchange loss                                                      737,000               --             --
          Stock issued pursuant to a settlement agreement                                 --        1,652,000             --
          Vesting of performance options at initial public offering                       --        6,100,000             --
Changes in operating assets and liabilities:
          (Increase) in accounts receivable                                         (750,000)        (252,000)      (521,000)
          Increase (decrease) in accounts payable                                    211,000         (110,000)       806,000
          Increase in accrued liabilities                                            759,000        1,894,000      1,077,000
          (Increase) decrease in prepaid expenses and other assets                  (375,000)         199,000       (420,000)
                                                                                ------------      -----------    -----------
          Net cash used in operating activities                                  (29,820,000)     (16,799,000)   (10,962,000)
                                                                                ------------      -----------    -----------
Investing Activities
Proceeds from the maturity of investments                                                 --               --      2,996,000
Purchases of property and equipment                                               (8,643,000)      (5,008,000)    (7,295,000)
Increase in patent and patent application costs                                           --               --       (127,000)
                                                                                ------------      -----------    -----------
          Net cash used in investing activities                                   (8,643,000)      (5,008,000)    (4,426,000)
                                                                                ------------      -----------    -----------
Financing Activities
Restricted cash                                                                   (1,250,000)       1,016,000     (1,016,000)
Exercise of stock warrants                                                             8,000       18,500,000             --
Exercise of stock options                                                          1,745,000               --             --
Issuance of common stock in initial public  offering                                      --       94,725,000             --
Issuance of convertible preferred stock                                                   --       19,325,000      7,500,000
Loans to officer                                                                          --               --       (200,000)
Repayment of loans from officer                                                           --               --        200,000
Repayments to licensees                                                                   --          (97,000)       (80,000)
Proceeds from notes and bank loans                                                 3,144,000        1,774,000      3,326,000
Payment of notes and bank loans                                                   (1,250,000)      (1,082,000)      (139,000)
Payments on capital leases                                                        (1,045,000)        (565,000)      (142,000)
Proceeds from sale-leaseback transactions                                          6,323,000        1,354,000      1,349,000
                                                                                ------------      -----------    -----------
          Net cash provided by financing activities                                7,675,000      134,950,000     10,798,000
                                                                                ------------      -----------    -----------
Effect of  exchange rate changes on cash                                              36,000         (235,000)            --
                                                                                ------------      -----------    -----------
          Net (decrease) increase in cash and cash equivalents                   (30,752,000)     112,908,000     (4,590,000)
                                                                                ------------      -----------    -----------
Cash and cash equivalents, beginning of period                                   114,143,000        1,235,000      5,825,000
                                                                                ------------      -----------    -----------
Cash and cash equivalents, end of period                                        $ 83,391,000     $114,143,000   $  1,235,000
                                                                                ============     ============   ============
Supplemental disclosures:
          Non-cash financing activities:
               Conversion of debt to common stock                                         --               --   $    250,000
          Cash paid for interest                                                $  1,042,000     $    893,000   $    393,000
                                                                                ============     ============   ============

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY       Neuromedical Systems, Inc.
                                                                and Subsidiaries



                                                                                                         Convertible    Additional
                                                                                       Common Stock       Preferred       Paid-In
                                                                                    Shares      Amount      Stock         Capital
                                                                                   ---------   --------  ------------- -------------
Balance at January 1, 1994                                                          4,101,526      --     $ 22,942,000  $  4,007,000
Conversion of debt to common stock                                                     26,596                                250,000
Shares issued for services rendered                                                     3,325                                 29,000
Sale of 2,500,000 shares of Series F Convertible Preferred Stock                                             5,000,000
Sale of 1,063,830 shares of Series G Convertible Preferred Stock                                             2,500,000
Net loss for the year ended December 31, 1994
                                                                                   ----------  --------   ------------  ------------
Balance at December 31, 1994                                                        4,131,447      --       30,442,000     4,286,000
Sale of 7,782,634 shares of Series G Convertible Preferred Stock plus
 a related share grant issuance cost of 119,092 shares, net of cash expenses                                17,890,000
Compensation expense related to stock options                                                                                 17,000
Sale of 610,574 shares of Series H Convertible Preferred Stock plus a
 related share grant issuance cost of 17,018 shares, net of cash expenses                                    1,435,000
Exercise of 15,500,000 Series E Preferred Stock warrants                                                    15,500,000
Shares issued pursuant to executive compensation                                       27,679                                193,000
Exercise of stock warrants                                                            750,000                              3,000,000
Initial public offering, net of expenses                                            6,900,000   $ 1,000                   94,724,000
Shares issued pursuant to a settlement agreement
 and cashless exercise of stock warrants                                              834,300                              1,652,000
Vesting of performance options at initial public offering                                                                  6,100,000
Conversion of preferred stock to common at
 initial public offering                                                           16,161,402     2,000    (65,267,000)   65,265,000
Net loss for the year ended December 31, 1995
Foreign currency translation
                                                                                   ----------   -------   ------------  ------------
Balance at December 31, 1995                                                       28,804,828     3,000             --   175,237,000
Shares issued pursuant to exercise of stock warrants                                  619,641                                  8,000
Value of options and warrants issued for services rendered                                                                   569,000
Shares issued pursuant to exercise of stock options                                   370,580                              1,745,000
Net loss for the year ended December 31, 1996
Foreign currency translation
                                                                                   ----------   -------   ------------  ------------
Balance at December 31, 1996                                                       29,795,049   $ 3,000   $         --  $177,559,000
                                                                                   ==========   =======   ============  ============

See accompanying notes.

                                                     Neuromedical Systems, Inc.
                                                               and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)




                                                                                      Foreign                         Total
                                                                                      Currency      Accumulated    Stockholders'
                                                                                     Translation      Deficit         Equity
                                                                                    -----------    ------------   -------------
Balance at January 1, 1994                                                                         $(17,103,000)  $  9,846,000
Conversion of debt to common stock                                                                                     250,000
Shares issued for services rendered                                                                                     29,000
Sale of 2,500,000 shares of Series F Convertible Preferred Stock                                                     5,000,000
Sale of 1,063,830 shares of Series G Convertible Preferred Stock                                                     2,500,000
Net loss for the year ended December 31, 1994                                                       (13,819,000)   (13,819,000)

Balance at December 31, 1994                                                                        (30,922,000)     3,806,000
Sale of 7,782,634 shares of Series G Convertible Preferred Stock plus
     a related share grant issuance cost of 119,092 shares, net of cash expenses                                    17,890,000
Compensation expense related to stock options                                                                           17,000
Sale of 610,574 shares of Series H Convertible Preferred Stock plus a
     related share grant issuance cost of 17,018 shares, net of cash expenses                                        1,435,000
Exercise of 15,500,000 Series E Preferred Stock warrants                                                            15,500,000
Shares issued pursuant to executive compensation                                                                       193,000
Exercise of stock warrants                                                                                           3,000,000
Initial public offering, net of expenses                                                                            94,725,000
Shares issued pursuant to a settlement agreement
     and cashless exercise of stock warrants                                                                         1,652,000
Vesting of performance options at initial public offering                                                            6,100,000
Conversion of preferred stock to common at
     initial public offering                                                                                               --
Net loss for the year ended December 31, 1995                                                       (29,428,000)   (29,428,000)
Foreign currency translation                                                        $   (223,000)                     (223,000)
                                                                                    ------------    -----------   ------------
Balance at December 31, 1995                                                            (223,000)   (60,350,000)   114,667,000
Shares issued pursuant to exercise of stock warrants                                                                     8,000
Value of options and warrants issued for services rendered                                                             569,000
Shares issued pursuant to exercise of stock options                                                                  1,745,000
Net loss for the year ended December 31, 1996                                                       (34,158,000)   (34,158,000)
Foreign currency translation                                                             697,000                       697,000
                                                                                    ============    ===========   ============
Balance at December 31, 1996                                                        $    474,000   $(94,508,000)  $ 83,528,000


See accompanying notes.

--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations. The Company was organized in 1988 and commenced operations January 1, 1989. The Company was established to develop, manufacture and market systems for computer-assisted screening of cervical pap smears and other cytological specimens. The Company's principal activities to date have been research and development, recruiting of key personnel, seeking to obtain required Food and Drug Administration ("FDA") approval, and manufacturing and marketing the PAPNET(R) Testing System. The PAPNET(R) Testing System was approved by the FDA for commercial use in the United States on November 8, 1995.

Basis of Presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation. The consolidated financial statements include the accounts of Neuromedical Systems, Inc. and all of its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Revenue Recognition. To date, the Company's revenue has been earned principally from the processing of PAPNET(R) tests on a fee per slide basis and prior to 1992, the sale of territorial licenses. Slide processing service revenue is recognized upon delivery of processed slides to third-party common carriers or shipping services since the earning process is completed upon the performance of these processing services.

Research and Development Costs. Research and development costs are expensed as incurred.

Advertising and Promotion Costs. Advertising and promotion costs are expensed as incurred. During 1996, the Company expensed approximately $11,625,000 of such costs.

Cash Equivalents. Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased. As of December 31, 1996, the Company had approximately $77,000,000 in two money market mutual funds.

Concentration of Credit Risk. The Company provides computer-assisted screening of Pap smears to laboratory facilities. Revenues are from all regions of the United States as well as many foreign countries. The Company performs periodic credit evaluations of its customers' financial condition. Credit losses have been minimal and within management's expectations. There is no significant concentration of the Company's accounts receivable portfolio in any customer or geographical region that presents a risk to the Company based on that concentration.

Property and Equipment. Property and equipment are stated at cost. Depreciation is computed using the straight line method over the estimated useful lives of the assets ranging from 2.5 to 10 years. PAPNET(R) Testing Systems are depreciated over their useful life, generally 5 years. Assets acquired pursuant to capital lease arrangements are generally amortized over the estimated useful life of the asset. Leasehold improvements are amortized over the term of the lease.

Patents. Effective January 1, 1995, additions to patent and patent application costs are amortized over a twelve-month period. The net book value of patent and patent application costs at January 1, 1995 is being amortized over 3 years using the straight-line method. Prior to 1995, the amortization period was 12 years or the estimated life of the patent, if less, using the straight-line method. These changes in accounting estimates resulted in an immaterial increase in amortization expense and net loss in 1995.

Foreign Exchange. Each of the Company's foreign subsidiaries (with the exception of its Israeli subsidiary, whose functional currency is the United States dollar) uses its local currency as the functional currency and translates all assets and liabilities at current exchange rates and all income and expenses at average exchange rates. The adjustment resulting from this translation is included in a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in the consolidated statement of operations.

Net Loss Per Share. Net loss per share is computed using the weighted-average number of shares of common stock outstanding. Historical net loss per share information through December 31, 1995 is not considered meaningful due to the significant changes in the Company's capital structure which occurred upon the closing of the Company's initial public offering. Accordingly, such per share information is not presented.

Pro Forma Net Loss Per Share. Except as noted below, pro forma net loss per share is computed using the weighted-average number of shares of common stock outstanding and convertible preferred stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is anti-dilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices below the offering price during the twelve-month period prior to the initial public offering in (December 1995) have been included in the calculation as if they were outstanding for all periods prior to the initial public offering (using the treasury stock method and the initial public offering price). Additionally, the effect of common shares issuable upon conversion of convertible preferred stock is included in pro forma net loss per share as outstanding since January 1, 1994 or from the date of issuance, if later.

Employee Stock Based Compensation. The Company follows Accounting Principles Board Statement No. 25 with regard to the accounting for stock issued as compensation for employees.

Income Taxes. The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

2. BALANCE SHEET

The allowance for doubtful accounts at December 31, 1996 and 1995 was $210,000 and $114,000, respectively. No amounts were charged to the reserve in 1996 and 1995.

Included in other current assets is $250,000 of restricted cash at December 31, 1996.

Accrued liabilities consist of the following:

                                                     December 31,
                                             ----------------------------
                                                 1996            1995
                                             -----------      -----------
Compensation expenses                        $ 1,698,000      $ 1,223,000
Advertising and promotion                        859,000          176,000
Professional fees                                549,000          993,000
Taxes                                            328,000               --
Stock issuance cost                                   --          544,000
Other liabilities                                648,000          387,000
                                             -----------      -----------
  Total                                      $ 4,082,000      $ 3,323,000
                                             ===========      ===========

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                          December 31,
                                                   ----------------------------
                                                       1996            1995
                                                   -----------      -----------
PAPNET(R) systems and related equipment            $18,228,000      $11,799,000
PAPNET(R) systems and related equipment
  under construction                                 2,497,000        2,297,000
Furniture, fixtures and related equipment            5,291,000        3,595,000
                                                   -----------      -----------
                                                    26,016,000       17,691,000
Accumulated depreciation and amortization           (9,628,000)      (6,475,000)
                                                   -----------      -----------
                                                   $16,388,000      $11,216,000
                                                   ===========      ===========

A substantial portion of the Company's property and equipment has been pledged as collateral in connection with outstanding borrowings or is subject to capital lease arrangements.

Equipment under capital leases totaled approximately $9,496,000 and $3,356,000 at December 31, 1996 and 1995, respectively, and consists principally of PAPNET(R) systems and related equipment. Included in accumulated depreciation and amortization is approximately $1,874,000 and $854,000 related to assets under capital leases at December 31, 1996 and 1995, respectively.

4. LEASES

The Company leases facilities and equipment under leases accounted for as operating leases. Rent expense for the years ended December 31, 1996, 1995 and 1994 approximated $1,849,000, $1,099,000 and $560,000, respectively.

Minimum future lease payments under capital leases and non-cancelable operating leases at December 31, 1996, are as follows:

                                             Capital    Operating
                                              Leases      Leases
                                            ----------  ----------
1997                                        $2,696,000  $1,964,000
1998                                         2,749,000   1,788,000
1999                                         1,989,000   1,613,000
2000                                         1,262,000   1,235,000
2001                                           844,000     563,000
Thereafter                                          --     774,000
                                            ----------  ----------
Total minimum lease payments                 9,540,000  $7,937,000
                                            ==========  ==========
Less amount representing interest            1,706,000
                                            ----------
Present value of minimum lease payments     $7,834,000
                                            ==========

The facility leases include escalation clauses for operating expenses and real estate taxes. Certain of the facility leases include renewal options for terms ranging from two years to seven year periods.

5. BUSINESS SEGMENTS

The Company operates in a single industry segment. The Company's operations by geographic area for the years ended December 31, 1996, 1995 and 1994 are presented below:

                                                               Identifiable
                                Total Revenues     Net Loss        Assets
                                --------------     --------    ------------
Year ended December 31, 1996
United States                     $  2,440,000   $(23,372,000)  $119,427,000
Europe                               1,070,000     (5,201,000)     5,140,000
Israel                               7,163,000     (1,827,000)     6,121,000
Asia and Australia                   1,219,000     (1,860,000)     2,883,000
Interarea Eliminations              (7,163,000)    (1,898,000)   (29,367,000)
                                  ------------   ------------   ------------
                                    $4,729,000   $(34,158,000)  $104,204,000
                                  ============   ============   ============
Year ended December 31, 1995
United States                     $    760,000   $(21,445,000)  $133,399,000
Europe                                 969,000     (3,976,000)     4,828,000
Israel                               2,133,000     (2,294,000)     4,341,000
Asia and Australia                     740,000     (1,213,000)     2,111,000
Interarea Eliminations              (2,127,000)      (500,000)   (17,331,000)
                                  ============   ============   ============
                                  $  2,475,000   $(29,428,000)  $127,348,000
                                  ============   ============   ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

================================================================================



                                                               Identifiable
                                 Total Revenues      Net Loss        Assets
                                 --------------      --------  ------------
Year ended December 31, 1994
United States                      $ 1,094,000   $ (9,656,000)  $ 13,054,000
Europe                                 143,000     (2,100,000)     6,217,000
Israel                               3,498,000       (943,000)     3,394,000
Asia and Australia                      18,000       (765,000)     1,029,000
Interarea Eliminations              (3,515,000)      (355,000)   (10,521,000)
                                   -----------   ------------   ------------
                                   $ 1,238,000   $(13,819,000)  $ 13,173,000
                                   ===========   ============   ============

Transfers between geographic areas are accounted for at amounts which are generally above cost and consistent with rules and regulations of governing tax authorities. Such transfers are eliminated in the Consolidated Financial Statements. Substantially all revenues, with the exception of those originating in Israel which are interarea, are from unaffiliated customers. In 1996, two customers accounted for 16% and 11% of total revenues, respectively.

6. DEBT

The Company's debt consists of the following:


                                                                  December 31,
                                                            -----------------------
                                                               1996        1995
                                                            ----------  -----------
Notes:
 Note payable at 12.4% due in monthly installments
  of $44,000, including interest, with the final payment
  of approximately $210,000 due in December 2001            $2,098,000          --
 Note payable at 18.1% due in monthly installments
  of $37,000, including interest, with a final payment
  of $188,000 due July 1998                                    720,000  $1,004,000
 Note payable at 16.0% due in monthly installments
  of $15,000, including interest, with a final payment
  of $77,000 due March 1999                                    389,000     496,000
 Note payable at 10.0%, with interest payable
  monthly, principal due in March 1998                         300,000     300,000
 Note payable at 10.0%, with interest payable
  monthly, principal due in June 1998                          300,000     300,000
 Conditional grant                                             399,000     235,000
Bank loans:
 Foreign loans payable at annual rates between 7.7%
  and 9.1%, guaranteed by the State of Israel and
  linked to the United States dollar, payments due
  quarterly through 2003                                     2,193,000   2,065,000
 Foreign note payable at 8.4% with interest and
  principal due in quarterly installments of
  approximately $11,000, through September 1998                 76,000     129,000
 Other borrowings                                               29,000      90,000
                                                            ----------  ----------
                                                             6,504,000   4,619,000
                                                            ----------  ----------
Less current portion                                         1,200,000     583,000
                                                            ----------  ----------
                                                            $5,304,000  $4,036,000
                                                            ==========  ==========

During 1996, the Company entered into a loan agreement with an equipment financing company to provide the Company with a $5,000,000 line of credit to finance certain of the Company's equipment purchases, primarily PAPNET(R) scanners and related equipment. During 1996, the Company borrowed $2,098,000 under the agreement, with loan terms of 60 months and with a final payment in the amount equal to 10% of the original principal amount of such loan and with an annual effective interest rate of 12.4%. Any future borrowings under this line of credit will have similar loan terms provided, however, the annual interest rate of 12.4% will be adjusted by the change in the weekly average of the interest rates of five-year U.S. Treasury Securities, as published by the Federal Reserve, from the week ending October 18, 1996 to the week preceding each future loan commencement date. The loan is secured by a perfected first priority interest in the financed equipment. The Company is required to maintain certain financial covenants throughout the duration of the loan. The agreement stipulates that additional funding can be denied in the event of a material adverse change in the financial condition, operation or prospects of the Company. The loan commitment expires on December 31, 1997.

Foreign loans payable represent borrowings at Libor plus 2.4% to 3.1%. Payment terms vary from payment commencing two years after issuance and then payable quarterly over a two-year period until maturity to five years in equal quarterly installments.

Maturities of the outstanding debt for the five years succeeding December 31, 1996 are $1,200,000 in 1997, $2,517,000 in 1998, $1,454,000 in 1999, $670,000 in
2000, and $599,000 in 2001.

Each of the $300,000 notes is payable to a stockholder of the Company and convertible into common stock at a conversion rate of $12.00 per share at the option of the noteholder.

The conditional grant was received during 1996 and 1995 from a private foundation to finance certain product development projects. Repayment is required if the project becomes a commercial success and is repayable over a period of 2 to 6 years at approximately 8.0% per annum.

The Company believes that the carrying value of its debt approximates fair value.

7. TERRITORIAL LICENSE AGREEMENTS

From 1989 through 1991, the Company entered into various long-term territorial license agreements (the "License Agreements") for its semi-automated classifier, the PAPNET(R) system. The Company received net proceeds of approximately $3,500,000 from the sale of these territorial licenses. Each license expires on the later of (i) 17 years after its execution or (ii) the expiration of the initial patent granted for the PAPNET(R) system, and is renewable for an additional 17-year term at the licensee's option. The Company does not expect to enter into any additional territorial license agreements.

================================================================================

Pursuant to the License Agreements, as amended, each licensee is obligated to use its best efforts to promote the use of the PAPNET(R) system, in its territory at the licensee's expense. Each licensee is entitled to receive royalties equal to the greater of (i) 50% of the territory's net slide revenue (as defined) generated from participating laboratories within its territory, not to exceed the licensee's share of a specified number of slides annually (ranging from 175,000 to 3,000,000, and aggregating 12,175,000 among all of the licensees); or (ii) a specified percentage (ranging from 0.15% to 1.0%, and aggregating 4.15% for all the licensees) of the net annual slide revenues (as defined) up to specified annual monetary limits for each licensee (aggregating $23,000,000 for all its licensees). Royalty expense under these agreements amounted to $286,000 in 1996.

In December 1995, the Company and the entities which hold the United States licenses (the "Licensees") entered into a Settlement Agreement and a Warrant Exercise Agreement (the "Territorial Agreements"), the effect of which included the clarification of previously disputed elements of prior license agreements, the requirement for the Company to make payments of stock having a fair market value equivalent to approximately $1,652,000 and the irrevocable election by the Licensees and acceptance by the Company for the cashless exercise of 826,032 outstanding warrants into 715,894 shares of common stock in connection with the closing of the Company's initial public offering.

Pursuant to the Settlement Agreement, the Company has consented to the merger of all the Licensees and related parties. Following such merger, the Licensees and the Company have agreed to enter into a new license pursuant to which the rights and obligations of the parties have been clarified but, with respect to which, the economic terms of the License Agreements will not be materially altered. The Company and the Licensees have also executed mutual general releases, which include, among other things, the release of claims previously made by the Licensees. The new licenses will expire on December 31, 2025.

Provisions of a promissory note, dated October 3, 1990 (which was later converted to Series A Convertible Preferred Stock), granted the holder of the note certain rights to be the Company's sole licensee for distribution of the PAPNET(R) system in Canada. Such promissory note provides that the licensee shall be entitled to terms which are at least as favorable as those in any domestic United States of America licenses. No agreement has been reached on the terms of the license with the holder.

One of the Company's directors also holds beneficial interests in entities which hold United States territorial licenses.

8. CAPITAL STOCK

General. The authorized capital stock of the Company consists of 100,000,000 shares of common stock, par value $.0001 per share, and 10,000,000 shares of preferred stock, par value $.0001 per share.

Initial Public Offering/Conversion of Preferred Stock. In December 1995, the Company completed an initial public offering of 6,900,000 shares of common stock at $15.00 per share and converted all shares of its then outstanding Series A through H Convertible Preferred Stock into 16,161,402 shares of common stock. As a result of the Company's recapitalization in connection with its initial public offering, the number of authorized shares of preferred stock was reduced to 10,000,000, none of which are issued or outstanding as of December 31, 1996.

Registration Rights. Certain of the former preferred stockholders have registration rights under an agreement which continues to apply to the shares of common stock into which such preferred stock was converted or which may be issued upon the exercise of warrants. In addition, certain holders of common stock issued upon conversion of preferred stock have limited rights to require the Company to register their shares in a public offering.

Stockholder Rights Plan. The Board of Directors has adopted a Stockholder Rights Plan, pursuant to which there has been issued with respect to each share of common stock issued and outstanding one Preferred Stock Purchase Right (a "Right"). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock at a price of $60.00 per one one-hundredth of a share, subject to adjustment. These Rights may have the effect of discouraging a tender offer or other takeover attempts not previously approved by the Board of Directors.

Common Shares Reserved. As of December 31, 1996, the Company had reserved shares of common stock for issuance as follows:

                                              Number of
                                                 Shares
Exercise of common stock options              3,769,420
Exercise of common stock warrants             1,485,326

Warrants. As of December 31, 1996, the Company had 1,485,326 outstanding common stock warrants at exercise prices ranging from $.04 to $14.63 per share, all of which were exercisable. The following summarizes these outstanding common stock warrants, exercise prices and expiration dates:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

============================================================================================================================

                                                                                                Weighted-average
                                                                       Number of    Exercise        Exercise      Expiration
                                                                       Warrants      Price           Price           Date
                                                                       ---------  ------------      --------      ----------
Warrants issued in connection with Preferred Series A Stock            1,090,535  $        .04        $  .04            2/98
Warrants issued in connection with Preferred Series C Stock              157,443  $ 1.80-$1.98        $ 1.94      9/97-10/97
Warrants issued in connection with Preferred Series D Stock               51,876  $       4.00        $ 4.00            6/98
Warrants issued in connection with equipment financing arrangements       70,072  $ 4.77-$8.00        $ 6.96       4/98-3/02
Other warrants issued                                                    115,400  $4.00-$14.63        $10.52       9/98-1/00
                                                                       ---------  ------------      --------      ----------
Total warrants outstanding                                             1,485,326                      $ 1.52
                                                                       =========                    ========

Most of the Company's outstanding warrants contain provisions allowing for the conversion of such warrants into a lesser number of shares without the payment of cash to the Company (so-called "cashless exercise" provisions). Accordingly, there can be no assurance that, even if all of such warrants are exercised, the Company will receive the proceeds from their exercise.

During 1996, 679,794 warrants were exercised, of which 675,720 warrants were exercised under cashless exercise provisions, resulting in the issuance of 619,641 shares of common stock. During 1996, the Company issued 31,840 warrants, primarily for consulting services, at a fair value of $56,000 and a weighted-average exercise price of $13.78 per share.

9. STOCK OPTION PLAN

On November 17, 1993, the Board of Directors of the Company adopted the Neuromedical Systems, Inc. 1993 Stock Option Plan which was amended and restated October 25, 1995 as the Neuromedical Systems, Inc. 1993 Stock Incentive Plan (the "Plan"). This amendment and restatement increased the maximum number of shares with respect to which awards can be granted under the Plan to 4,140,000 shares, subject to adjustment in the event of a change in capitalization, with no more than one-third of the total number of authorized shares to be issued as grants of restricted stock and, provided that, over the term of the Plan, the maximum number of shares with respect to which awards may be granted to any individual is 2,000,000 and the maximum award per individual of dollar-denominated performance units is $5,000,000. The Plan provides for award grants in the form of non-qualified or incentive stock options, non-discretionary director options, stock appreciation rights, dividend equivalent rights, restricted stock, performance units and performance shares.

Under the terms of the Plan, a committee of the Company's Board of Directors may grant options to purchase shares of the Company's common stock to employees, directors and consultants of the Company at such prices as may be determined by the Committee, principally equal to or greater than fair value at date of grant. Options granted under the Plan vest over periods from immediate vesting to five years at various rates and expire after ten years.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net loss and net loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model for 1996 and the Minimum Value Method for 1995 prior to becoming a public company in December 1995. The following assumptions were made:
(i) weighted-average assumptions for risk-free interest rates of approximately 6.38% for 1996 and 6.30% for 1995, (ii) weighted-average volatility factor of the expected market price of the Company's common stock of .42 for 1996, (iii) weighted-average expected life of the options of 6 years for 1996 and 9 years for 1995 and (iv) no dividends will be declared.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in managment's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

================================================================================

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                     1996           1995
                                 -------------  -------------
Pro forma net loss               $(34,595,000)  $(29,305,000)
Pro forma net loss per share:    $      (1.18)  $      (1.66)


The Company's stock option activity under the Plan is as follows:

                                                                         1996                            1995            1994
                                                                 ------------------------     ------------------------   ------
                                                                                Weighted-                    Weighted-
                                                                  Number          Average        Number      Average    Number
                                                                    of           Exercise          of        Exercise     of
                                                                  Shares           Price         Shares       Price     Shares
                                                                 --------        --------      ----------    --------   ------
Options outstanding, beginning of year                            2,920,648       $  7.49       1,712,000      $4.18   1,050,000
Options granted                                                     235,000         17.65       1,218,898      12.11     662,000
Options exercised                                                  (370,580)         4.71              --         --          --
Options cancelled                                                   (25,950)         6.12         (10,250)      4.00          --
                                                                  ---------                     ---------              ---------
Options outstanding, end of year                                  2,759,118          8.74       2,920,648       7.49   1,712,000
                                                                  =========      ========       =========    =======   =========
Options exercisable at year end                                   1,508,279        $ 4.70       1,747,375      $4.23     455,138
                                                                  =========      ========       =========    =======   =========


The number and weighted-average fair value of options granted during 1996 and 1995 is as follows:

                                                                                1996                              1995
                                                                     ------------------------------   ------------------------------
                                                                                 Weighted-average                  Weighted-average
                                                                     Number of      fair value        Number of       fair value
                                                                       Shares    of options granted     Shares    of options granted
                                                                     ---------   ------------------   ---------   ------------------
Stock price equal to exercise price                                    235,000         $ 7.68          400,625           $2.02
Stock price equal to exercise price-performance based option                                           813,273           $ .49
Stock price greater than exercise price                                                                  5,000           $3.26

The following table summarizes information about fixed price stock options outstanding at December 31, 1996:

                                              Options Outstanding                Options Exercisable
                                    ------------------------------------  -------------------------------------
                                    Weighted-Average                            Number
   Range of         Number of           Remaining       Weighted-average     Exercisable at    Weighted-average
Exercise Prices       Shares        Contractual Life     Exercise Price    December 31, 1996    Exercise Price
---------------     ---------       ----------------    ----------------   -----------------   -----------------
$      4.00         1,314,683            7 years             $ 4.00            1,314,683            $ 4.00
       6.00           266,600            8 years               6.00              109,300              6.00
       7.00           129,562            9 years               7.00               30,963              7.00
      15.00           813,273            9 years              15.00                   --                --
16.25-16.88            67,500           10 years              16.41               17,500             16.88
17.63-18.38           165,000           10 years              18.08               33,333             18.38
      22.63             2,500            9 years              22.63                2,500             22.63
                    ---------                                                  ---------
$4.00-22.63         2,759,118                                $ 8.74            1,508,279            $ 4.70
===========         =========           ========             ======            =========            ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)


================================================================================

During 1996, the Company issued 100,000 options for consulting services at a fair value of $513,000. One-third of such options vested immediately upon issuance and the remainder vests equally over the first and second anniversary of the option issuance.

During 1995, the Company granted to its Chief Executive Officer a performance-based option, under the Plan, for 813,273 shares of common stock at a per share exercise price of $15.00. The grant is designed to produce an option value of $12.5 million if at any time during the option's ten-year term either of the following events (the "performance goal") occurs: (i) the Company's share price over any 90 consecutive day period reaches a target price of $30.37 or (ii) all or substantially all of the Company's shares are acquired at or above the target price. The option provides for equitable adjustments to the performance goal, the number of shares subject to the option and the exercise price in the event of a change in capitalization as defined in the Plan. The exercisability of the option will not accelerate upon the occurrence of a change in control, and the option will terminate in connection with a change in control if the performance goal is not attained prior to or in connection with the change in control.

If the performance goal is attained, the option will become exercisable as to one-third of the number of shares subject thereto on the later of (i) December 7, 1998 or (ii) the date that the performance goal is attained (the "Initial Vesting Date"), and will become exercisable as to an additional one-third of the shares subject thereto on each of the first two anniversaries of the Initial Vesting Date; provided, however, that, if the CEO's employment is terminated by the Company without cause following a change in control that occurs following or simultaneously with the attainment of the performance goal, the option will be fully exercisable. No additional vesting will occur following the CEO's termination of employment under any other circumstances or the expiration of the option's ten-year term. If the performance goal is attained, the option will result in a non-cash charge of $12.5 million to operations recognized over the vesting period.

10. INCOME TAXES

The Company's pre-tax income (loss) is made up of the following:

               1996           1995           1994
           ------------   ------------   ------------
U.S.       $(25,270,000)  $(21,945,000)  $(10,011,000)
Foreign      (8,888,000)    (7,483,000)    (3,808,000)
           ------------   ------------   ------------
           $(34,158,000)  $(29,428,000)  $(13,819,000)
           ============   ============   ============

A reconciliation of the Company's income tax expense (benefit) computed at U.S. federal statutory tax rates to recorded income tax expense (benefit) is as follows:

                                         1996          1995           1994
                                         ----          ----           ----
Tax at U.S. statutory rate          $(11,614,000)  $(10,005,000)  $(4,698,000)
State income taxes                    (1,402,000)    (1,290,000)     (882,000)
Effect of lower foreign
  effective tax rates                  1,760,000      1,435,000     1,063,000
Other                                   (175,000)            --            --
Valuation allowance recorded          11,431,000      9,860,000     4,517,000
                                    ------------   ------------   -----------
Recorded tax provision              $         --   $         --   $        --
                                    ============   ============   ===========


The components of the Company's deferred tax assets are as follows:

                                                 December 31,
                                    -----------------------------------------
                                        1996           1995           1994
                                    ------------   ------------   -----------
Deferred tax assets:
  Cash (tax) versus accrual
    basis of accounting             $    229,000   $    340,000   $   321,000
  Employee stock options               1,358,000      2,500,000            --
  Research and development
    credits                            1,060,000        950,000       900,000
  Tax benefit of net operating
    loss carryforwards                29,004,000     17,245,000    10,100,000
Other                                  1,015,000        200,000        54,000
                                    ------------   ------------   -----------
Total deferred tax assets             32,666,000     21,235,000    11,375,000
Less valuation allowance             (32,666,000)   (21,235,000)  (11,375,000)
                                    ------------   ------------  ------------
Net deferred tax asset              $         --   $         --  $         --
                                    ============   ============  ============

At December 31, 1996, the Company had available U.S. net operating loss carryforwards of approximately $65,000,000 that will expire in the years 2004 through 2011 and cumulative deductible temporary differences of approximately $6,100,000. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax asset related to these carryforwards and temporary differences.

The Company also has foreign net operating losses of $9,000,000 which are available to offset the separate company taxable incomes of certain foreign subsidiaries. These losses may be carried forward indefinitely. For financial reporting purposes a valuation allowance has been recorded for these credits. Certain foreign subsidiaries qualify for tax incentives in the countries of incorporation. In order to realize these benefits, these foreign subsidiaries will need to be profitable in future tax years.

In addition, as of December 31, 1996, the Company also had approximately $1,000,000 of U.S. research and development credits available, which will expire in 2004 through 2011. For financial reporting purposes, a valuation allowance has been

================================================================================


established for the full amount of the deferred tax asset recorded for these credits.

The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of United States net operating loss carryforwards and tax credit carryforwards in periods following a corporate "ownership change." In general, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more "5% stockholders" has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three-year testing period. As a result of changes in the Company's ownership, the utilization of a substantial portion of the Company's available United States net operating loss carryforwards, and tax credit carryforwards will be subject to annual limitations. It is management's belief, however, that, since this annual limitation is determined based on the value of the Company immediately prior to the ownership change, a significant portion of these carryforwards will be available annually should the Company become profitable in future tax years.

11. COMMITMENTS AND CONTINGENCIES

In November 1993, the Company entered into an employment agreement with its Chief Executive Officer for a period of five years. In addition to other provisions, the agreement provides for a severance payment of 2.99 times base salary upon termination other than for cause.

Each of the Company's executive officers has entered into a three-year employment agreement with the Company. Each of the employment agreements was amended as of October 25, 1995 to provide that, in the event that an employee is terminated other than for "cause" or "disability" (as those terms are defined in the applicable agreement), a portion of the employee's stock options will become vested and exercisable to the extent that it would have had the employee remained employed by the Company for a one-year period following his termination of employment, and, subject to the employee's compliance with restrictive covenants in his employment agreement, options held by the employee as of the date of the termination of employment will remain exercisable (to the extent those options either are vested on termination of employment or vest over the succeeding year) until the earlier of the date one year following the termination of employment or the expiration of the option's term. In addition, the employment agreements provide for the continuation of salary for one year after termination other than for cause. As of December 31, 1996, three of the agreements have expired and the remaining four will expire during 1997.

On December 4, 1995, the Company was served with a Summons and Complaint in an action entitled Herbst et al v. Neuromedical Systems, Inc. et al., in the Supreme Court of the State of New York. The plaintiffs in this suit alleged, among other things, that pursuant to written contracts, which they claim the Company has breached, they were entitled to be issued warrants exercisable for the purchase of approximately 128,000 shares of common stock at various prices. They further alleged that the Company and certain of its officers and directors made fraudulent misrepresentations and took other allegedly improper actions that diminished the value of the warrants they claim they are entitled to under these contracts. On January 31, 1996, the plaintiffs served the Company with an Amended Complaint alleging legal claims similar to those in the original Summons and Complaint served on the Company, but adding one of the Company's former directors as a defendant and specifying that the plaintiffs are seeking compensatory damages from the Company and one of its officers and a former director totaling $114 million and punitive damages totaling $175 million. On February 23, 1996, the defendants moved to dismiss the Amended Complaint and on November 27, 1996, the New York State Supreme Court issued an opinion dismissing all of the plaintiffs' claims that the Company and certain officers and directors committed fraud and other improper actions that allegedly diminished the value of the warrants plaintiffs claim they are entitled to receive. The Court denied the Company's motion to dismiss plaintiffs' breach of contract claim, and plaintiffs continue to seek $39 million in compensatory damages and $75 million in punitive damages. The Company intends to continue to vigorously defend this action. The Company believes that, in any event, the damages claimed bear no relation to the harm alleged and believes an adverse judgement in this case would not have a material adverse effect on the Company's operations, financial position or cash flows.

On July 15, 1996, the Company filed a lawsuit against NeoPath, a competitor of the Company, in the United States District Court for the Southern District of New York, seeking damages and injunctive relief for patent infringement, false advertising, unfair competition, intentional interference with business relations and damage to business reputation. In the lawsuit, the Company alleges that NeoPath willfully misappropriated the Company's patented technology and used such technology in NeoPath's AutoPap(R) System. The Company also alleges that NeoPath falsely characterized and made misleading comparisons to consumers and securities analysts of the AutoPap(R) System and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

================================================================================

the Company's PAPNET(R) Testing System. NeoPath has denied all allegations and, in addition, it has filed counter-claims against the Company seeking damages and injunctive relief for false advertising and unfair competition. In the counter-claims, NeoPath alleges that statements made by the Company characterizing the performance of the PAPNET(R) Testing System, and its effectiveness relative to NeoPath's AutoPap(R) System, as well as other statements, are false and misleading and constitute misrepresentations. The Company believes that NeoPath's assertions are without merit. Although the duration, costs and ultimate outcome of this lawsuit are unknown, the Company expects that the costs of pursuing this lawsuit will be significant during 1997.

12. RELATED PARTY TRANSACTIONS

In January 1995, the Company issued 21,276 shares of Series G Stock to the brother of a director of the Company, in consideration for assisting the Company in raising approximately $1,000,000 in equity capital.

The Company has entered into an exclusive representation agreement with PAPNET (Far East) Ltd. ("PFEL"), a Cayman Islands corporation based in Hong Kong and controlled by certain direct and indirect stockholders of the Company. A director of the Company is the president and a major stockholder of PFEL and is also the President of Compuscreen Medical Diagnostic Centre, a subsidiary of PFEL and a customer of the Company. During 1996 the Company recorded revenue amounting to $531,000 from Compuscreen. In addition, PFEL is the record holder of approximately 338,000 shares of the Company's common stock.

The representation agreement with PFEL (the "PFEL Agreement") provides that PFEL will, in concert with the Company but at its own expense, market and sell PAPNET(R) testing services in Hong Kong, Taiwan, Singapore, Thailand and the cities of Beijing, Shanghai and Guangzhou in the People's Republic of China (the "PFEL Territories"). During the term of the PFEL Agreement, the Company will pay PFEL specified commissions in the form of a percentage of revenues received by the Company from PFEL Territories, regardless of whether such revenues are derived from the efforts of PFEL or the Company. In addition, PFEL has the non-exclusive right to market and sell PAPNET(R) testing elsewhere in the People's Republic of China, but will receive commissions only to the extent that revenues received by the Company are attributable to its efforts. During 1996, the Company paid commissions of $67,000 under the terms of the Agreement.

The term of the PFEL Agreement and PFEL's rights thereunder are variable in duration, depending on the volume of sales from the various PFEL Territories. Assuming all performance objectives are met, PFEL's rights may continue for up to five years from July 1995. In addition, the PFEL Agreement provides that the Company will pay PFEL fees for management assistance in connection with the establishment of its Asia-Pacific Scanning Center. The Company paid PFEL $75,000 during 1996 and 1995 and $100,000 during 1994 in consideration for such assistance.

In January 1994, the Company loaned its President, Chairman and Chief Executive Officer $200,000, which loan was free of interest charges and approved by the Board of Directors. Such amount was repaid in full in March 1994.

13. EMPLOYEE SAVINGS PLAN

The Company established a defined contribution savings plan (401k plan) for its domestic employees retroactive to January 1, 1995. The plan allows participating employees to contribute up to 15% of their salary, subject to annual limits. The Board may, at its sole discretion, approve Company contributions. Through December 31, 1996, the Company has made no contributions to the plan.

                   NEUROMEDICAL SYSTEMS, INC. & SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

==========================================================================================


        Col. A                                Col. B      Col. C      Col. D      Col. E
------------------------                  ------------  ---------  ----------  -----------
                                                        Additions
                                                         Charged
                                            Balance     to Costs               Balance at
                                          at Beginning     and                   End of
                                           of Period    Expenses   Deductions    Period
                                          ------------  --------   ----------  ----------
1996
 Against trade receivables
  for doubtful accounts...............     $114,000   $ 96,000           -    $210,000

1995
 Against trade receivables
  for doubtful accounts...............        - 0 -   $114,000           -    $114,000
                                                      --------                --------

ITEM 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 1, 1995, the Company, with the approval of the Company's Board of Directors, dismissed Igal Brightman & Co., a member of Deloitte Touche Tohmatsu International, as the independent accountants of Neuromedical Systems Israel Ltd. ("NSIL"), a wholly owned subsidiary, the financial statements of which reflect total assets constituting 11% at December 31, 1994 and net loss constituting 9% of the respective consolidated total for the year then ended. The report of Igal Brightman & Co. on the financial statements of NSIL for the year ended December 31, 1994 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle. During the year ended December 31, 1994 and during the period between December 31, 1994 and the date on which Igal Brightman & Co. was dismissed, there was no disagreement between the Company and Igal Brightman & Co. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Igal Brightman & Co., would have caused Igal Brightman & Co. to make reference to the subject matter of such disagreement in connection with its report on NSIL's financial statements. The Company engaged Kost Levary & Forer, a member of Ernst & Young International, as the new independent auditors of NSIL as of August 17, 1995.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information called for by Item 10 of this Form 10-K with respect to Company directors and compliance with Section 16(a) of the Exchange Act is hereby incorporated by reference from the registrant's 1996 definitive proxy statement filed pursuant to Regulation 14A which has been, or will be, filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K. The information called for by Item 10 of this Form 10-K regarding executive officers is set forth above in Part I above under the caption, "Part I Supplemental Item: Executive Officers of the Registrant" and is hereto incorporated by reference from such section.


ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by Item 11 of this Form 10-K is hereby incorporated by reference from the registrant's 1997 definitive proxy statement filed pursuant to Regulation 14A which has been, or will be, filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 of this Form 10-K is hereby incorporated by reference from the registrant's 1997 definitive proxy statement filed pursuant to Regulation 14A which has been, or will be, filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 of this Form 10-K is hereby incorporated by reference from the registrant's 1997 definitive proxy statement filed pursuant to Regulation 14A which has been, or will be, filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  1.   FINANCIAL STATEMENTS
          --------------------

          See Index to Consolidated Financial Statements included on page 31.
                                                                         ----

     2.   FINANCIAL STATEMENT SCHEDULES
          -----------------------------

          The following consolidated Financial Statement Schedule of the Company is included herein at the page indicated:

     Schedule II - Valuation and Qualifying Accounts: page 47.

          All other schedules are omitted because the information set forth therein is not applicable or is shown in the Financial Statements or the Notes thereto.

(B)  REPORTS ON FORM 8-K
     -------------------

     None.

(C)  LIST OF EXHIBITS
     ----------------

     Reference is made below to those exhibits indicated with a + symbol which have heretofore been filed with the U.S. Securities and Exchange Commission as an exhibit to the Registration Statement on Form S-1 of the Company (File No. 33-97722), filed with the Commission on October 3, 1995, as amended by Amendment No. 1 thereto filed on November 13, 1995, by Amendment No. 2 thereto filed on November 22, 1995, by Amendment No. 3 thereto filed on November 29, 1995, by Amendment No. 4 thereto filed on December 5, 1995, by Amendment No. 5 thereto filed on December 7, 1995 and by Post-Effective Amendment No.1 thereto filed on September 30, 1996. Exhibits so referred to are incorporated herein by reference.

     In addition, exhibits indicated with a * symbol are an executive contract or compensatory plan or arrangement filed pursuant to Item 14 of Form 10-K.



EXHIBIT
NUMBER  DESCRIPTION OF DOCUMENT
------  -----------------------

3.1      Amended and Restated Certificate of
         Incorporation+

3.2      By-Laws+

4.1      Form of Rights Agreement+

4.2      Form of Stock Certificate+

10.1     Neuromedical Systems, Inc. 1993 Stock
         Incentive Plan as Amended and Restated
         October 25, 1995+*

10.2     Employment Agreement, dated November
         19, 1993, between Neuromedical Systems,
         Inc. and Mark R. Rutenberg+*

10.3     Employment Agreement, dated November
         18, 1993, between Neuromedical Systems,
         Inc. and Uzi Ish-Hurwitz+*

10.4     Employment Agreement, dated November
         10, 1994, between Neuromedical Systems,
         Inc. and David Duncan, Jr.+*

10.5     Employment Agreement, dated April 1,
         1994, between Neuromedical Systems,
         Inc. and Zeev Hadass+*

10.6     Employment Agreement, dated March 1,
         1994, between Neuromedical Systems,
         Inc. and John B. Henneman, III+*

10.7     Employment Agreement, dated November
         19, 1993, between Neuromedical Systems,
         Inc. and James M. Herriman+*

10.8     Employment Agreement, dated November
         19, 1993, between Neuromedical Systems,
         Inc. and Laurie J. Mango, M.D.+*

10.9     Employment Agreement, dated February
         14, 1994, between Neuromedical Systems,
         Inc. and Andrew C. Panagy+*

10.10    Amendment to Employment Agreement
         between Neuromedical Systems, Inc. and
         Mark R. Rutenberg, dated as of October
         25, 1995+*

10.11    Amendment to Employment Agreement
         between Neuromedical Systems, Inc. and
         Uzi Ish-Hurwitz, dated as of October
         25, 1995+*

10.12    Amendment to Employment Agreement
         between Neuromedical Systems, Inc. and
         David Duncan, Jr., dated as of October
         25, 1995+*

10.13    Amendment to Employment Agreement
         between Neuromedical Systems, Inc. and
         Zeev Hadass, dated as of October 25,
         1995+*

10.14    Amendment to Employment Agreement
         between Neuromedical Systems, Inc. and
         John B. Henneman, III, dated as of
         October 25, 1995+*

10.15    Amendment to Employment Agreement
         between Neuromedical Systems, Inc. and
         James M. Herriman, dated as of October
         25, 1995+*

10.16    Amendment to Employment Agreement
         between Neuromedical Systems, Inc. and
         Laurie J. Mango, M.D., dated as of
         October 25, 1995+*

10.17    Amendment to Employment Agreement
         between Neuromedical Systems, Inc. and
         Andrew C. Panagy, dated as of October
         25, 1995+*

10.18    Employee Stock Bonus Plan+*

10.19    Form of Rutenberg Nonqualified Stock
         Option Agreement+*

10.20    Form of Indemnification Agreement
         between the Company and its directors
         and officers+*

10.21    Exclusive Representation Agreement
         between Neuromedical Systems, Inc. and
         Papnet (Far East) Ltd.+

10.22    Territorial License Agreement between
         Neuromedical Systems, Inc. and Papnet
         of Ohio, Inc. (for the Territory of
         Ohio)+

10.23    Territorial License Agreement between
         Neuromedical Systems, Inc. and Papnet
         of Ohio, Inc. (for the Territories of
         Kentucky, Indiana and Chicago)+

10.24    Territorial License Agreement between
         Neuromedical Systems, Inc. and ER
         Group, Inc.+

10.25    Territorial License Agreement between
         Neuromedical Systems, Inc. and Carolina
         Cytology, Inc.+

10.26    Territorial License Agreement between
         Neuromedical Systems, Inc. and Cytology
         West, Inc.+

10.27    Territorial License Agreement between
         Neuromedical Systems, Inc. and I-A
         Cytology.+

10.28    Settlement Agreement, dated as of
         December 4, 1995, among Neuromedical
         Systems, Inc. and Papnet of Ohio, Inc.,
         Cytology Indiana, Inc., Indiana
         Cytology Review Company, ER Group,
         Inc., Cytology West, Inc., Carolina
         Cytology Licensing Company, Papnet
         Utah, Inc., Carolina Cytology Warrant
         Partnership and GRK Partners.+

10.29    Warrant Exercise Agreement, dated as of
         December 4, 1995, among Neuromedical
         Systems, Inc. and Papnet of Ohio, Inc.,
         Cytology Indiana, Inc., Indiana
         Cytology Review Company, ER Group,
         Inc., Carolina Cytology Warrant
         Partnership and GRK Partners.+

11.0     Computation of Earnings per Share

12.0     Statements re: computation ratios+

16.0     Letter re: change in certifying
         accountant+

21.1     Subsidiaries of the Registrant+

23.1     Consent of Independent Auditors

24.1     Powers of Attorney

27.1     Financial Data Schedule

99.1     Cautionary Statement



     A copy of any of the exhibits included in this Annual Report on Form 10-K, other than those as to which confidential treatment is pending or has been granted by the Securities and Exchange Commission, upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, may be obtained by written request to the Company, at the address set forth on the front cover, attention General Counsel.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 1997, in Suffern, New York.

                              NEUROMEDICAL SYSTEMS, INC.

                                    /s/ David Duncan, Jr.
                              By:   ___________________
                                    David Duncan, Jr.
                                    Vice President, Finance and
                                    Administration and Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

         Signature           Title                                          Date
                             -----                                          ----
/s/ Mark R. Rutenburg*       Chairman of the Board,                         March 28, 1997
---------------------------  President and Chief Executive Officer;
 (Mark R. Rutenberg)

/s/ David Duncan, Jr.        Vice President, Finance and Administration,    March 28, 1997
---------------------------  Chief Financial Officer and Principal
 (David Duncan, Jr.)         Accounting Officer

/s/ Elizabeth Cogan Fascitelli*                                             March 28, 1997
---------------------------                   Director
(Elizabeth Cogan Fascitelli)

/s/ Stuart M. Essig*                          Director                      March 28, 1997
---------------------------
 (Stuart M. Essig)

/s/ Carl Genberg*                             Director                      March 28, 1997
---------------------------
 (Carl Genberg)

/s/ Arthur R. Herbst, M.D.*                   Director                      March 28, 1997
---------------------------
 (Arthur R. Herbst, M.D.)



/s/ Uzi Ish-Hurwitz*                           Director                          March 28, 1997
---------------------------
 (Uzi Ish-Hurwitz)

/s/ C. Raymond Larkin Jr.*                     Director                          March 28, 1997
---------------------------
 (C. Raymond Larkin, Jr.)

/s/ Dr. Stephen K.C. Ng*                       Director                          March 28, 1997
---------------------------
 (Dr. Stephen K.C. Ng)

*By: /s/ David Duncan, Jr.
    --------------------
     David Duncan, Jr.
Individually and Attorney-in-Fact