Form 10-Q
period 1997-03-31
NEUROMEDICAL SYSTEMS INC
filed 1997-05-14
CIK 866933

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                                   FORM 10-Q


(MARK ONE)


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934


     For the quarterly period ended March 31, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934


     For the transition period from ____________ to _____________


                         Commission File No.  0-26984


                          Neuromedical Systems, Inc.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)



                   Delaware                         13-3526980
--------------------------------------------------------------------------------
      (State or other Jurisdiction of            (I.R.S. Employer
       Incorporation or Organization)            Identification No.)


               Two Executive Boulevard, Suffern, NY  10901-4164
--------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)

Registrant's telephone number including area code:   (914) 368-3600


--------------------------------------------------------------------------------
                  (Former Name, Former Address and Former
                   Fiscal Year if Changed Since Last Report)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.



YES     X        NO
       ---          ---

As of April 30, 1997, an aggregate of 30,909,397 shares of common stock were outstanding.

                           NEUROMEDICAL SYSTEMS, INC.

                               Table of Contents
Form 10-Q for the Quarterly Period Ended March 31, 1997


PART I     FINANCIAL INFORMATION                        PAGE
------     ---------------------                        ----
Item 1.    Financial Statements

             Condensed Consolidated Balance Sheets
             at March 31, 1997 (unaudited) and
             December 31, 1996                            3

             Condensed Consolidated Statements of
             Operations for the three months ended
             March 31, 1997 and 1996 (unaudited)          4

             Statements of Cash Flows for the three
             months ended March 31, 1997 and 1996
             (unaudited)                                  5

             Notes to Condensed Consolidated
             Financial Statements                         6


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                     7


PART II    OTHER INFORMATION
-------    -----------------

Item 1.    Legal Proceedings                             15

Item 2.    Changes in Securities                         15

Item 3.    Defaults upon Senior Securities               15

Item 4.    Submission of Matters to a Vote
           of Security Holders                           15

Item 5.    Other Information                             15

Item 6.    Exhibits and Reports on Form 8-K              16

 PART I  FINANCIAL INFORMATION
 Item 1.  Financial Statements.

                  Neuromedical Systems Inc. and Subsidiaries
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                     March 31,     December 31,
                                                                        1997           1996
                                                                   -------------- --------------
                                                                    (unaudited)
                            Assets
Current assets:
 Cash and cash equivalents                                         $  46,883,000  $  83,391,000
 Short-term investments                                               25,138,000        -
 Accounts receivable, net of allowance                                 1,696,000      1,650,000
 Prepaid expenses                                                        745,000        803,000
 Other current assets                                                    924,000        732,000
                                                                   -------------  -------------
Total current assets                                                  75,386,000     86,576,000
Restricted cash                                                        1,000,000      1,000,000
Property and equipment                                                17,102,000     16,388,000
Patent and patent application costs, net of
 accumulated amortization (1997-$533,000,
 1996-$492,000)                                                          125,000        166,000
Other assets                                                              66,000         74,000
                                                                   -------------  -------------
                                                                   $  93,679,000  $ 104,204,000
                                                                   =============  =============

             Liabilities and Stockholders' Equity

Current liabilities:
 Current portion of notes and bank loans payable                   $   1,752,000  $   1,200,000
 Current portion of capital lease obligations                          1,967,000      1,972,000
 Accounts payable                                                      1,634,000      2,256,000
 Accrued liabilities                                                   4,690,000      4,082,000
                                                                   -------------- --------------
Total current liabilities                                             10,043,000      9,510,000
Notes and bank loans payable-long-term                                 4,255,000      4,704,000
Notes payable-stockholder                                                300,000        600,000
Capital lease obligations, less current portion                        5,170,000      5,862,000
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.0001 par value; authorized -
    10,000,000 shares; none issued and outstanding                       --             --
 Common stock, $.0001 par value; authorized-
    100,000,000 shares; issued and outstanding - 30,907,497
    shares in 1997 and 29,795,049 shares in 1996                           3,000          3,000
 Additional paid-in capital                                          177,687,000    177,559,000
 Accumulated deficit                                                (104,233,000)   (94,508,000)
 Foreign currency translation                                            454,000        474,000
                                                                   -------------  --------------
Total stockholders' equity                                            73,911,000     83,528,000
                                                                   -------------  --------------
                                                                   $  93,679,000  $  104,204,000
                                                                   =============  ==============

                            See accompanying notes.

                  Neuromedical Systems Inc. and Subsidiaries
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                              Three Months Ended March 31,
                                              ------------     ------------
                                                  1997             1996
                                              ------------     ------------
Revenues:
 Slide processing                             $  1,651,000     $    651,000
                                              ------------     ------------
    Total revenues                               1,651,000          651,000
                                              ------------     ------------
Costs and Expenses:
 Cost of sales                                   2,593,000        1,691,000
 Marketing                                       5,478,000        3,517,000
 Research and development                        1,948,000        1,550,000
 General and administrative                      1,940,000        1,741,000
                                              ------------     ------------
    Total costs and expenses                    11,959,000        8,499,000
                                              ------------     ------------
Loss from operations                           (10,308,000)      (7,848,000)
Other income (expense):
 Interest income                                   992,000        1,483,000
 Interest expense                                 (388,000)        (248,000)
 Foreign exchange                                  (21,000)        (234,000)
                                              ------------     ------------
    Other income (expense) - net                   583,000        1,001,000
                                              ------------     ------------
Net loss                                      $ (9,725,000)    $ (6,847,000)
                                              ============     ============

Net loss per share                            $      (0.32)    $      (0.24)
                                              ============     ============

Weighted average shares outstanding             30,825,000       28,808,000
                                              ============     ============

            See accompanying notes.

                  Neuromedical Systems Inc. and Subsidiaries
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                        Three Months Ended March 31,
                                                                      --------------------------------
                                                                           1997              1996
                                                                      ------------      --------------
Operating Activities
  Net Loss                                                            $ (9,725,000)       $ (6,847,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
       Depreciation and amortization                                     1,144,000             758,000
       Foreign exchange loss                                                11,000             237,000
  Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                          (46,000)            198,000
       (Decrease) in accounts payable                                     (622,000)           (442,000)
       Increase in accrued liabilities                                     608,000              67,000
       (Increase) in prepaid expenses
         and other assets                                                 (126,000)             (5,000)
                                                                      ------------        ------------
       Net cash used in operating activities                            (8,756,000)         (6,034,000)
                                                                      ------------        ------------
Investing Activities
  Purchases of short-term investments                                  (25,138,000)             --
  Purchases of property and equipment                                   (2,040,000)         (2,958,000)
                                                                      ------------        ------------
       Net cash used in investing activities                           (27,178,000)         (2,958,000)
                                                                      ------------        ------------
Financing Activities
  Restricted cash                                                           --                   --
  Issuance of common stock                                                 128,000               1,000
  Issuance of convertible preferred stock                                   --                   --
  Repayments to licensees                                                   --                   --
  Proceeds from notes and bank loans                                       212,000             399,000
  Payment of notes and bank loans                                         (403,000)           (398,000)
  Payments on capital leases                                              (534,000)           (172,000)
  Proceeds from capital lease financing                                     --                 822,000
                                                                      ------------        ------------
       Net cash (used in) provided by financing activities                (597,000)            652,000
                                                                      ------------        ------------
Effect of exchange rate changes on cash                                     23,000               6,000
                                                                      ------------        ------------
       Net decrease in cash and cash equivalents                       (36,508,000)         (8,334,000)
Cash and cash equivalents, beginning of period                          83,391,000         114,143,000
                                                                      ------------        ------------
Cash and cash equivalents, end of period                              $ 46,883,000        $105,809,000
                                                                      ============        ============

                        See accompanying notes.

                  NEUROMEDICAL SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                 MARCH 31, 1997

NOTE 1.   BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform with the current year presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Neuromedical Systems, Inc. (the "Company" or "NSI") Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K"). Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.


NOTE 2.   COMMITMENTS AND CONTINGENCIES

On March 28, 1997, Neopath, Inc. filed a patent infringement lawsuit against the Company in the United States District Court for the Western District of Washington. The lawsuit seeks to enjoin the Company from allegedly infringing three of Neopath's patents. Neopath is seeking preliminary and permanent injunctive relief as well as compensatory damages, including treble damages.
The Company believes that Neopath's claims are without merit and intends to vigorously defend this action. The Company also believes that an adverse judgement in this case would not have a material adverse effect on the Company's operations, financial position or cash flows.

On April 15, 1997, the Company was served with a lawsuit filed by Cytyc Corporation ("Cytyc") in the United States District Court for the District of Massachusetts against the Company, certain of its officers and others, which alleges false and misleading advertising, unfair and deceptive trade practices, theft of trade secrets, unfair competition, interference with relationships and defamation. Cytyc is seeking preliminary and permanent injunctive relief as well as unspecified compensatory damages, including treble damages. The Company believes that Cytyc's claims are without merit and intends to vigorously defend this action. The Company also believes that an adverse judgment in this case would not likely have a material adverse effect on the Company's operations, financial position or cash flows, but there can be no assurance in this regard.

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

The PAPNET(R) Testing System was approved by the United States Food and Drug Administration (the "FDA") for commercial use in the United States on November 8, 1995. Prior to that time, the PAPNET(R) Testing System was permitted to be utilized in the United States on an investigational basis only, and the Company was permitted to derive revenue with respect thereto only to recover certain of its costs. The Company, however, was previously selling PAPNET(R) testing services for commercial use outside of the United States. The Company has established three scanning facilities (the "Scanning Centers"), one each in the United States, The Netherlands and Hong Kong. The Netherlands operation has scanned slides primarily from customers in Europe while the Hong Kong operation has scanned slides from Asia and Australia. See Note 5 of Notes to Consolidated Financial Statements for the year ended December 31, 1996 for information regarding the Company's revenues, net loss and identifiable assets by geographic area.

The Company has incurred net losses since inception through March 31, 1997 of $104,233,000 and has to date generated only limited commercial revenues. Since the approval of the PAPNET(R) testing system by the FDA, the Company has been increasing the scale of its operations to commercial levels in the United States. Management of the Company believes that its existing cash resources will be sufficient to fund the increase in the scale of the Company's operations and to meet its cash requirements during the commercialization process, although there can be no assurance in this regard. The Company's past results of operations reflect its developmental or early commercial stage and are not necessarily indicative of the results from operations that may be expected as the scale of its operations increases.

Statements in this discussion which are not historical facts, including statements about the Company's confidence and strategies and its expectations about demand for and acceptance of the PAPNET(R) Testing System, are forward looking statements that involve risks and uncertainties. The forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially due to a variety of factors which include, but are not limited to, the Company's continuing negative cash flow, reliance on a single product, competition, dependence on key personnel, the impact on the Company of its territorial license agreements, dependence on patents and proprietary technology, government regulation of both products and advertising, limited marketing and sales history, the impact of third-party reimbursement decisions, risk of litigation and other risks detailed in the Company's Securities and Exchange Commission filings, including its 1996 Form 10-K and Exhibit 99.1.

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

From inception through March 31, 1997, the Company has experienced negative gross margins due to the significant under-utilization of its scanning and manufacturing operations which occurred as a result of the need to establish these capabilities prior to FDA approval and the anticipated demand resulting from expansion of the Company's marketing and sales activities since such approval. Improvement in the Company's future gross margins will be dependent upon the level of commercial acceptance of the PAPNET(R) Testing System.

The Company expects that its costs and expenses will increase substantially during 1997, compared to 1996, as the Company continues to expand its commercial operations, including its marketing, sales, manufacturing, slide processing, research and administrative activities, to meet the anticipated increase in market demand for PAPNET(R) testing, expand its clinical claims and develop enhancements to the PAPNET(R) Testing System. In addition, royalty payments will increase proportionate to increases in the Company's revenues in the sales territories of the Licensees.

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

The Company's sales and marketing efforts to date in the United States have generated considerable awareness about PAPNET(R) testing among pathologists, cytotechnologists, gynecologists and women. The Company believes support and interest has been highest among women. Medical specialities, however, are often reluctant to change clinical practice methods and procedures, and early stage resistance is being experienced in the adoption of PAPNET(R) testing. Among gynecologists and pathologists there has been, in general, a slow adoption of the PAPNET(R) technology and some reluctance to use it even if a woman inquires about or requests the test. The Company believes that this is due to several factors, including controversy within the medical profession about the public health consequences of Pap smear false negatives, the relative cost of PAPNET(R) testing to the Pap smear, limited reimbursement by third-party payers and confusion in the marketplace about alternative technologies for cervical cancer screening. In late 1996 and the first quarter of 1997, the Company initiated medical and other communications designed to address each of these considerations. During the first quarter the Company promoted certain of its sales personnel who were regionally successful in translating patient demand into slide revenue in an effort to replicate their success nationwide. During the first quarter of 1997, the Company continued its efforts to accelerate the medical acceptance and commercial success of PAPNET(R) testing.

In February, the Company announced that Medical Mutual of Ohio (formally Blue Cross Blue Shield of Northern Ohio), the largest health care insurer in the state of Ohio with approximately 1.5 million enrollees, will cover the cost of PAPNET(R) testing for its enrollees. Medical Mutual of Ohio also recommended to its clinicians and laboratories that all negative Pap smears covered by its benefit plans be examined using PAPNET(R) testing. The Company expects that PAPNET(R) testing of covered women in Ohio will increase during the second quarter of 1997.

Failure to detect abnormal cells on Pap smear slides (i.e., screening false negatives) are a large source of U.S. medical malpractice litigation. The general counsel of the College of American Pathologists, in an article published in the April 1997 edition of its official publication, CAP Today, recommended that laboratories ensure that all patients be informed of the option of having their slide computer rescreened using a computer-assisted device.

On March 26, 1997, data was presented at the 28th annual meeting of The Society of Gynecologic Oncologists ("SGO"). The data showed that "cervical cancer and precancerous detection can be enhanced by PAPNET(R) testing." According to SGO, "data from more than 16,000 smears indicate that utilization of the neural network-based PAPNET(R) test, resulted in the detection of precancerous abnormality missed by manual microscopic screening. Despite having abnormality present on the smear, these slides were originally reported as negative, thus resulting in a false-negative diagnosis."

Also during the quarter, the World Health Organization ("WHO") issued a press release reporting that "Pap tests to detect cervical cancer are missing trouble signs up to 30 percent of the time." In addition, the WHO and the European Organization on Genital Infection and Neoplasia recommended "standardization of analysis techniques, better staff training, and automation of screening systems where possible."

The Company also announced during the first quarter that a study reported at the annual meeting of the U.S. and Canadian Academy of Pathology showed that the unmodified PAPNET(R) Testing System detected cancerous and precancerous cells of the esophagus on conventionally prepared smears.

The Company trained a significant number of new laboratories during the first quarter, adding PAPNET(R) availability to several important regions which were previously underserved. PAPNET(R) testing is now available by physician request through more than 230 local, regional and national laboratories throughout the United States. The Company is also marketing to insurers, managed care organizations and other third-party payers concerning reimbursement for PAPNET(R) testing, and expects to increase its expenditures in this area during 1997.

NSI also continued to expand its international laboratory distribution. During the first quarter of 1997, the Company received smears for PAPNET(R) testing from 44 laboratories in Europe and South Africa and 11 laboratories in Australia. In Asia, the Company continued to expand its business in Hong Kong, Taiwan and mainland China. During the quarter, the Company received slide processing revenue from 42 laboratories and hospitals in these countries.

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

RESULTS FOR THE FIRST QUARTER ENDING MARCH 31, 1997 AND 1996

Revenues for the first quarter were $1,651,000, an increase of 154% from $651,000 during the first quarter of 1996. Of such revenues, $1,607,000 represented per slide charges for the screening of Pap smears, and the balance of such revenues represented rental payments on PAPNET(R) Review Stations. The revenue increase over the first quarter of 1996 was due to a significant increase in both unit volume and unit pricing.

Unit volume during the first quarter of 1997, compared to the first quarter of 1996, increased in the United States, Asia, Australia and Europe, and declined in Canada and South America. For United States operations (includes Canada and South America), unit volume increased 165% over the first quarter of 1996. In International markets, unit volume increased 54% over the first quarter of 1996. Unit pricing in the first quarter of 1997 increased by approximately 40% over the first quarter of 1996 and accounted for the remainder of the worldwide revenue increase.

Total costs and expenses for the quarter ended March 31, 1997 were $11,959,000, an increase of $3,460,000 over the first quarter of 1996. This increase was due primarily to an increase in marketing and sales expenses in the United States and Australia and to an increase in cost of sales, primarily associated with increased royalty expenses and the expansion of slide processing capacity in the United States in anticipation of increased future demand for PAPNET(R) testing.

Sales and marketing expenses increased to $5,478,000 during the first quarter of 1997 from $3,517,000 during the first quarter of 1996, an increase of $1,961,000. The increase in sales and marketing expenses was due primarily to costs associated with marketing the PAPNET(R) Testing System in the United States, including salaries for additional personnel and advertising and promotion costs of the PAPNET(R) direct-to-consumer campaign, and to expanded sales and marketing operations in Australia.

The Company's cost of sales increased to $2,593,000 in the first quarter of 1997, compared to $1,691,000 during the first quarter of 1996, an increase of $902,000. This increase was primarily associated with increased royalty expenses and the expansion of the Company's slide processing capacity in the
United States.   The increase in royalty expense was the result of increases in the

Company's revenues in the sales territories of the Licensees during 1997.
Slide processing costs also increased in 1997, compared to the first quarter of 1996, due to the establishment of the Company's new 26,500 square foot scanning center in New Jersey in October, 1996 along with the additional cost of increased scanner and manufacturing capacity, which occurred throughout the fourth quarter of 1996 and the first quarter of 1997, at the Company's three scanning centers and its manufacturing facility in Israel.

In addition, the Company's research and development and general and administrative expenses also increased in the first quarter 1997, compared to the first quarter of 1996, although at a slower rate than marketing and cost of sales expenses. These increases were due primarily to the expansion of the technical and administrative infrastructure of the Company to support expanded commercial activities in both the United States and international markets.

Interest income for the quarter ended March 31, 1997 was $992,000 compared to $1,483,000 during the first quarter of 1996. This decrease was due primarily to the lower level of cash, cash equivalents and short term investments available to the Company during the first quarter of 1997 as a result of the Company's continuing losses in 1996 and the first quarter of 1997.

Interest expense during the first quarter of 1997 was $388,000 compared to $248,000 during the first quarter of 1996. This increase was due to higher levels of debt and capital lease obligations, which the Company entered into in late 1996, incurred to finance capital equipment additions, primarily related to the Company's PAPNET(R) Scanning Stations. The Company anticipates higher levels of interest expense in 1997 resulting from increased levels of debt and capital lease obligations.

The Company incurred a net loss during the first quarter of 1997 of $9,725,000, or $0.32 per share, compared to a net loss of $6,847,000, or $0.24 per share during the first quarter of 1996. The increased net loss during the first quarter of 1997, was due primarily to an increase in marketing and sales expenses in the United States and Australia and to an increase in the cost of sales, primarily associated with increased royalty expenses and the expansion of slide processing capacity in the United States in anticipation of increased future demand for PAPNET(R) testing.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since its inception primarily by the issuance of equity securities, sales of PAPNET(R) Testing System services, funds received for the territorial license agreements (prior to 1992), interest earned on cash, cash equivalents and short-term investments and proceeds from notes, bank loans and equipment leasing arrangements.

The Company's combined cash and cash equivalents, excluding short term investments of $25,138,000 totaled $46,883,000 at March 31, 1997, a decrease of $36,508,000 from December 31, 1996. During the first quarter of 1997, the Company used $8,756,000 for operating activities, $27,178,000 for investing activities, including the purchase of $25,138,000 of short term investments and the Company used $597,000 for financing activities. In addition, the effect of exchange rate changes on cash was $23,000, which accounted for the remaining change to the Company's cash balance.

The primary uses of cash and cash equivalents during the first quarter of 1997 were $9,725,000 (inclusive of $1,155,000 of non-cash expenses) to finance the Company's net loss, $25,138,000 to purchase short term investments, $2,040,000 to purchase capital equipment, primarily for the manufacture of PAPNET(R) Scanning Stations and related equipment to support the expansion of the Company's scanning capacity, $937,000 to repay notes, bank loans and capital lease obligations, and $186,000 for changes in operating assets and liabilities.

The sources of cash and cash equivalents during the first quarter of 1997 were proceeds of $212,000 from notes and bank loans and proceeds of $128,000 from the issuance of common stock, associated with the exercise of stock options.

The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, the Company anticipates that expenditures will continue to increase substantially in 1997 due to the cost of marketing the PAPNET(R) Testing System in the United States, the increased cost of marketing and sales programs in overseas markets and the expansion of research and development programs for additional clinical indications and claims. The Company anticipates that, during 1997, it will invest approximately $5.0 million for working capital purposes and approximately $7.0 million for capital expenditures and leasehold improvements, primarily associated with the manufacture or purchase of PAPNET(R) Scanning Stations and related equipment, PAPNET(R) Review Stations and facility leasehold improvements. Although funding for these capital expenditures is expected to be available out of the Company's cash resources, management of the Company believes that it may be desirable for the Company to finance certain of such capital expenditures through additional debt or capital lease obligations.

During 1996, the Company entered into a loan agreement with an equipment financing company to provide the Company with a $5,000,000 line of credit to finance certain of the Company's equipment purchases. During 1996, the Company borrowed $2,098,000 under the agreement. The Company is required to maintain certain financial covenants throughout the duration of the loan. The agreement stipulates that additional funding can be denied in the event of a material adverse change in the financial condition, operation or prospects of the Company. The loan commitment expires on December 31, 1997. There can be no assurance, however, that these financings, or any other financings, will ultimately be obtained by the Company or, if they are obtained, that the terms thereof will not change or will be reasonable.

The Company anticipates that its current cash and cash equivalents will be sufficient to enable the Company to meet its future operating requirements through 1998. The Company does not expect to generate a positive internal cash flow in the foreseeable future due to the expected increases in capital expenditures, working capital requirements and ongoing losses during the next year, including the expected cost of commercializing the PAPNET(R) Testing System. The Company may need to arrange additional equity or debt financing for the future operation of its business. There can be no assurance that such financing can be obtained or, if it is obtained, that the terms thereof will be reasonable. The Company plans to invest excess funds in short-term instruments, including money market funds.

During the first quarter 1997, the Company continued negotiations for the acquisition of two of its PAPNET(R) distributors, New System International Ltd. (a Hong Kong subsidiary of Papnet

(Far East) Ltd.) and New System Taiwan Ltd. No definitive agreements have yet been reached.

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

On July 15, 1996, the Company filed a lawsuit against NeoPath Inc. ("NeoPath"), a competitor of the Company, in the United States District Court for the Southern District of New York, seeking damages and injunctive relief for patent infringement, false advertising, unfair competition, intentional interference with business relations and damage to business reputation. In the lawsuit, the Company alleges that NeoPath willfully misappropriated the Company's patented technology and used such technology in NeoPath's AutoPap System. The Company also alleges that NeoPath falsely characterized and made misleading comparisons to consumers and securities analysts of the AutoPap System and the Company's PAPNET(R) Testing System. NeoPath has denied all allegations and, in addition, it has filed counter-claims against the Company seeking damages and injunctive relief for false advertising and unfair competition. In the counter-claims, NeoPath alleges that statements made by the Company characterizing the performance of the PAPNET(R) Testing System, and its effectiveness relative to NeoPath's AutoPap System, as well as other statements, are false and misleading and constitute misrepresentations. The Company believes that NeoPath's assertions are without merit. Although the duration, costs and ultimate outcome of this lawsuit are unknown, the Company expects that the costs of pursuing this lawsuit will be significant during 1997.

On March 28, 1997, Neopath, Inc. filed a patent infringement lawsuit against the Company in the United States District Court for the Western District of Washington. The lawsuit seeks to enjoin the Company from allegedly infringing three of Neopath's patents. Neopath is seeking preliminary and permanent injunctive relief as well as compensatory damages, including treble damages. The Company believes that Neopath's claims are without merit and intends to vigorously defend this action. The Company also believes that an adverse judgement in this case would not have a material adverse effect on the Company's operations, financial position or cash flows.

On April 15, 1997, the Company was served with a lawsuit filed by Cytyc Corporation ("Cytyc") in the United States District Court for the District of Massachusetts against the Company, certain of its officers and others, which alleges false and misleading advertising, unfair and deceptive trade practices, theft of trade secrets, unfair competition, interference with relationships and defamation. Cytyc is seeking preliminary and permanent injunctive relief as well as unspecified compensatory damages, including treble damages. The Company believes that Cytyc's claims are without merit and intends to vigorously defend this action. The Company also believes that an adverse judgment in this case would not likely have a material adverse effect on the Company's operations, financial position or cash flows, but there can be no assurance in this regard.

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

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.


               Exhibit
               Number       Exhibit
               --------     -------
               11.0         Statement Regarding Computation of Per Share
                            Earnings

               27.1         Financial Data Schedule*

               99.1 Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995**

                         * Previously filed as an exhibit to the Form 8-K filed by the Company with the Commission on May 1, 1997 and incorporated herein by reference thereto.

                        ** Previously filed as an exhibit to the Company's 1996 Annual Report on Form 10-K and incorporated herein by reference thereto.

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



                                      NEUROMEDICAL SYSTEMS, INC.



Dated: May 14, 1997           By:  /s/ David Duncan, Jr.
                                   David Duncan, Jr.
                                   Vice President, Finance and
                                    Administration, Chief Financial
                                    Officer