Form 10-Q
period 1997-06-30
NEUROMEDICAL SYSTEMS INC
filed 1997-08-08
CIK 866933

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON D.C.  20549


                                   FORM 10-Q


(MARK ONE)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended June 30, 1997


                                      OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from              to
                                    ------------    -------------

                          Commission File No.  0-26984


                          Neuromedical Systems, Inc.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified  in its Charter)

          Delaware                                              13-3526980
--------------------------------------------------------------------------------
 (State or other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

                Two Executive Boulevard, Suffern, NY 10901-4164
--------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)

Registrant's telephone number including  area code:   (914) 368-3600
                                                      --------------

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



YES  X        NO
    ----         -----

As of July 31, 1997, an aggregate of 30,919,752 shares of common stock were outstanding.

                           NEUROMEDICAL SYSTEMS, INC.

                               Table of Contents

             Form 10-Q for the Quarterly Period Ended June 30, 1997


PART I       FINANCIAL INFORMATION                                                      PAGE
------       ---------------------                                                      ----
Item 1.      Financial Statements



                Condensed Consolidated Balance Sheets at June 30, 1997
                (unaudited) and December 31, 1996                                         3

                Condensed Consolidated Statements of Operations for the three months
                and six months ended June 30, 1997 and 1996 (unaudited)                   4

                Condensed Consolidated Statements of Cash Flows for the six months
                ended June 30, 1997 and 1996 (unaudited)                                  5

                Notes to Condensed Consolidated Financial Statements                      6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and  Results of Operations                                         8


PART II      OTHER INFORMATION
-------      -----------------


Item 1.      Legal Proceedings                                                           17

Item 2.      Changes in Securities                                                       18


Item 3.      Defaults upon Senior Securities                                             18

Item 4.      Submission of Matters to a Vote
             of Security Holders                                                         19

Item 5.      Other Information                                                           20

Item 6.      Exhibits and Reports on Form 8-K                                            22

Safe Harbor Statement                                                                    23

PART I  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS.



                   NEUROMEDICAL SYSTEMS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      June 30,        December 31,
                                                                        1997              1996
                                                                    -----------       ------------
                                                                    (unaudited)
                              ASSETS
Current assets:
     Cash and cash equivalents                                   $    31,950,000   $    83,391,000
     Short-term investments                                           30,182,000                --
     Accounts receivable, net of allowance                             2,095,000         1,650,000
     Prepaid expenses                                                    583,000           803,000
     Other current assets                                                708,000           732,000
                                                                  --------------    --------------
Total current assets                                                  65,518,000        86,576,000
Restricted cash                                                          819,000         1,000,000
Property and equipment                                                16,792,000        16,388,000
Intangible assets, net of accumulated amortization
    (1997-$575,000, 1996-$492,000)                                     1,443,000           166,000
Other assets                                                              57,000            74,000
                                                                  --------------    --------------
                                                                 $    84,629,000   $   104,204,000
                                                                  ==============    ==============
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of notes and bank loans payable-short-term  $     2,455,000   $     1,200,000
     Current portion of capital lease obligations                      2,237,000         1,972,000
     Accounts payable                                                  1,643,000         2,256,000
     Accrued liabilities                                               3,551,000         4,082,000
                                                                  --------------    --------------
Total current liabilities                                              9,886,000         9,510,000
Notes and bank loans payable-long-term                                 3,739,000         4,704,000
Notes payable-stockholder                                                     --           600,000
Capital lease obligations, less current portion                        5,873,000         5,862,000
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.0001 par value; authorized -
     10,000,000 shares; none issued and outstanding                           --                --
     Common stock, $.0001 par value; authorized-
     100,000,000 shares; issued and outstanding - 30,919,752
     shares in 1997 and 29,795,049 shares in 1996                          3,000             3,000
     Additional paid-in capital                                      178,616,000       177,559,000
     Deferred compensation                                              (869,000)               --
     Accumulated deficit                                            (113,002,000)      (94,508,000)
     Foreign currency translation                                        383,000           474,000
                                                                  --------------    --------------
Total stockholders' equity                                            65,131,000        83,528,000
                                                                  --------------    --------------
                                                                 $    84,629,000   $   104,204,000
                                                                  ==============    ==============

                            See accompanying notes.

                   NEUROMEDICAL SYSTEMS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                     Three Months Ended June 30,                 Six Months Ended June 30
                                                  -------------------------------------   ----------------------------------------
                                                       1997                     1996             1997                      1996
                                                  ------------             ------------    -------------             -------------
Revenues:
Slide processing                                  $  2,230,000             $  1,017,000    $   3,881,000             $   1,668,000
                                                  ------------             ------------    -------------             -------------
          Total revenues                             2,230,000                1,017,000        3,881,000                 1,668,000
                                                  ------------             ------------    -------------             -------------
Costs and Expenses:
    Cost of sales                                    2,659,000                1,933,000        5,252,000                 3,624,000
    Sales and                                        4,833,000                3,856,000       10,311,000                 7,373,000
    Marketing
    Research and development                         2,041,000                1,529,000        3,989,000                 3,079,000
    General and administrative                       2,058,000                1,815,000        3,998,000                 3,556,000
                                                  ------------             ------------    -------------             -------------
          Total costs and expenses                  11,591,000                9,133,000       23,550,000                17,632,000
                                                  ------------             ------------    -------------             -------------
Loss from operations                                (9,361,000)              (8,116,000)     (19,669,000)              (15,964,000)
Other income (expense):
    Interest income                                    996,000                1,325,000        1,997,000                 2,808,000
    Interest expense                                  (411,000)                (236,000)        (800,000)                 (484,000)
    Foreign exchange                                     7,000                 (351,000)         (22,000)                 (585,000)
                                                  ------------             ------------    -------------             -------------
          Other income- net                            592,000                  738,000        1,175,000                 1,739,000
                                                  ------------             ------------    -------------             -------------
Net loss                                          $ (8,769,000)            $ (7,378,000)   $ (18,494,000)            $ (14,225,000)
                                                  ============             ============    =============             =============
Net loss per share                                $      (0.28)            $      (0.25)   $       (0.60)            $       (0.49)
                                                  ============             ============    =============             =============
Weighted average shares
 outstanding                                        30,916,000               29,089,000       30,871,000                28,949,000
                                                  ============             ============    =============             =============

                                                        See accompanying notes.


                   NEUROMEDICAL SYSTEMS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                  Six Months Ended June 30,
                                              --------------------------------
                                                     1997              1996
                                              ---------------    -------------
Operating Activities
     Net Loss                                 $   (18,494,000)   $ (14,225,000)
     Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation and amortization                  2,380,000        1,628,000
     Foreign exchange (gain)                           (8,000)              --
     Amortization of deferred compensation             12,000               --
Changes in operating assets and liabilities:
         Increase in accounts  receivable            (250,000)        (227,000)
         Decrease in  accounts  payable              (725,000)        (490,000)
         (Decrease) increase in accrued
           liabilities                               (536,000)         123,000
         Decrease (increase) in prepaid
          expenses and other  assets                  320,000         (114,000)
                                              ---------------    -------------
         Net cash used in operating
         activities                               (17,301,000)     (13,305,000)
                                              ---------------    -------------
Investing Activities
     Purchases of short-term investments          (30,182,000)              --
     Purchases of property and equipment           (2,942,000)      (5,126,000)
     Acquisition of a business                     (1,564,000)              --
                                              ---------------    -------------
         Net cash used in investing
         activities                               (34,688,000)      (5,126,000)
                                              ---------------    -------------
Financing Activities
     Restricted cash                                  181,000       (1,250,000)
     Issuance of common stock                         176,000          325,000
     Proceeds from notes and bank loans               456,000          595,000
     Proceeds from capital lease financing          1,619,000          962,000
     Payments of notes and bank loans                (758,000)        (735,000)
     Payments on capital leases                    (1,132,000)        (378,000)
                                              ---------------    -------------
         Net cash provided by (used in)
         financing activities                         542,000         (481,000)
                                              ---------------    -------------
Effect of exchange rate changes on cash                 6,000          596,000
                                              ---------------    -------------
       Net (decrease) in cash and cash
          equivalents                             (51,441,000)     (18,316,000)
Cash and cash equivalents, beginning of
 period                                            83,391,000      114,143,000
                                              ---------------    -------------
Cash and cash equivalents, end of period      $    31,950,000    $  95,827,000
                                              ===============    =============

                                  See  accompanying notes.

                  NEUROMEDICAL SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 JUNE 30, 1997

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform with the current year presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Neuromedical Systems, Inc. (the "Company" or "NSI") Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K"). Operating results for the interim periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

NOTE 2.  COMMITMENTS AND CONTINGENCIES

On April 15, 1997, the Company was served with a lawsuit filed by Cytyc Corporation ("Cytyc") in the United States District Court for the District of Massachusetts against the Company, certain of its officers and others, alleging false and misleading advertising, unfair and deceptive trade practices, theft of trade secrets, unfair competition, interference with relationships and defamation. On June 23, 1997, the court dismissed the Massachusetts lawsuit on the basis of lack of jurisdiction. On June 24, 1997, Cytyc reinstituted this lawsuit against the Company and two of its officers in the United States District Court for the District of New York, alleging substantially the same claims as the initial lawsuit. Cytyc is seeking preliminary and permanent injunctive relief as well as unspecified compensatory damages, including treble damages. The Company believes that Cytyc's claims are without merit and intends to vigorously defend this action. The Company also believes that an adverse judgment in this case would not likely have a material adverse effect on the Company's operations, financial position or cash flows, but there can be no assurance in this regard.

On June 30, 1997, the Company announced that Mark R. Rutenberg submitted his resignation as President and Chief Executive Officer of the Company. Mr. Rutenberg will serve as non-executive Chairman of the Board of the Company until a new CEO and Chairman is selected. Subsequently, it is anticipated that Mr. Rutenberg will become

                   NEUROMEDICAL SYSTEM, INC. AND SUBSIDIARIES

                        NOTES TO CONDENSED CONSOLIDATED
                FINANCIAL STATEMENTS (Unaudited) -- (Continued)

non-executive Vice-Chairman of the Board of the Company. Until a new CEO is selected, the Office of the Chief Executive will be filled jointly by Uzi Ish-Hurwitz and John B. Henneman, III. The Board of Directors has directed and empowered Mr. Ish-Hurwitz and Mr. Henneman to move forward on all key initiatives.

In connection with the resignation of Mark Rutenberg as President and CEO of the Company, the Company entered into a revised and restated employment agreement with Mr. Rutenberg on June 29, 1997 (the "Revised Agreement") which will remain effective until November 19, 1998. The material provisions of the Revised Agreement provide for Mr. Rutenberg's continuation of employment with the Company and participation in the Company's executive benefit plans. In addition, the Revised Agreement provides for a non-recourse loan to Mr. Rutenberg from the Company in an amount of $600,000 which shall be secured by his pledge of 100,000 shares of Company common stock. The loan is repayable on the earlier of November 30, 1999 or the date which is ten days after termination of his employment for any reason. The Revised Agreement may be terminated for "Cause" (as defined in the Revised Agreement) or by either party to the Revised Agreement upon thirty days written notice. The Revised Agreement provides that in the event of his voluntary termination prior to November 19, 1998 or if terminated for Cause, Mr. Rutenberg shall receive $598,000; and if terminated for reasons other than Cause, he shall receive in addition to such amount, the equivalent of his remaining base salary as measured from such termination date until the expiration date of the Revised Agreement. The options held by Mr. Rutenberg to purchase Company stock have also been extended so as to expire eight and one-half years after the expiration date of the Revised Agreement, subject to the terms of such stock options as of the execution date of the Revised Agreement. In connection with the extension of the options, the Company will record a non-cash expense of $781,000 over the term of the Revised Agreement.

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

The Company has incurred net losses since inception through June 30, 1997 of $113,002,000 and has to date generated only limited commercial revenues. Since the approval of the PAPNET(R) Testing System by the FDA, the Company has been increasing the scale of its operations to commercial levels in the United States. Management of the Company believes that its existing cash resources will be sufficient to fund the increase in the scale of the Company's operations and to meet its cash requirements through 1998, although there can be no assurance in this regard. The Company's past results of operations reflect its developmental or early commercial stage and are not necessarily indicative of the results from operations that may be expected as the scale of its operations increases.

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

From inception through June 30, 1997, the Company has experienced negative gross margins due to the significant under-utilization of its scanning and manufacturing operations which occurred as a result of the need to establish these capabilities prior to FDA approval and the anticipated demand resulting from expansion of the Company's marketing and sales activities since such approval. Improvement in the Company's future gross margins will be dependent upon the level of commercial acceptance of the PAPNET(R) Testing System.

The Company expects that its costs and expenses will increase substantially during 1997, compared to 1996, as the Company continues to expand its commercial operations, including its marketing, sales, manufacturing, slide processing, research and administrative activities, to meet the anticipated increase in market demand for PAPNET(R) testing, expand its clinical claims and develop enhancements to the PAPNET(R) Testing System and to fund the acquisition and expected losses of New System International, Ltd. acquired in June 1997. In addition, royalty payments will increase proportionate to increases in the Company's revenues in the sales territories of the Licensees.

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

The Company's sales and marketing efforts to date in the United States have generated considerable awareness about PAPNET(R) testing among pathologists, cytotechnologists, gynecologists and women. The Company believes support and interest has been highest among women. Medical specialities, however, are often reluctant to change clinical practice methods and procedures, and early stage resistance is being experienced in the adoption of PAPNET(R) testing. Among gynecologists and pathologists there has been, in general, a slow adoption of the PAPNET(R) technology and some reluctance to use it even if a woman inquires about or requests the test. The Company believes that this is due to several factors, including controversy within the medical profession about the public health consequences of Pap smear false negatives, the relative cost of PAPNET(R) testing to the Pap smear, limited reimbursement by third-party payers and confusion in the marketplace about alternative technologies for cervical cancer screening. In late 1996 and the first six months of 1997, the Company initiated medical and other communications designed to address each of these considerations.

During 1997 the Company continued its efforts to accelerate the medical acceptance and commercial success of PAPNET (R) testing. In July 1997, the Company announced that it is establishing an advisory board of leading pathologists to advise the Company on medical communications, product development and clinical trials. The Company believes this is an important step toward including members of the pathology community in the Company's product planning and communications efforts. The Pathology Advisory Board will be comprised of several leading pathologists from highly regarded institutions across the United States and chaired by a leading academic pathologist. The role of the Pathology Advisory Board will be to focus on building advocacy within the professional communities, to advise the Company on product development and clinical trials, and otherwise to accelerate the adoption of the PAPNET(R) test.

In July 1997, the Company also announced it had formed a Laboratory Support Group to focus and improve customer support and service. The Laboratory Support Group includes cytotechnologists to work with the laboratory professionals directly performing the PAPNET(R) test, and engineers to help laboratories integrate PAPNET(R) testing into their routine flow of work. The ultimate objective is to improve customer satisfaction throughout the laboratory organization.

During the second quarter of 1997, the Company received smears directly from 138 laboratories in the United States. This represents an increase of ten direct laboratory customers over the first quarter of 1997. (In addition there are approximately 120 laboratories that can refer smears for PAPNET(R) testing if requested by their customers.) NSI also continued to expand its international laboratory distribution. During the second quarter of 1997, the Company received smears for PAPNET(R) testing from 48 laboratories in Europe and South Africa and 11 laboratories in Australia. In Asia, the Company continued to expand its business in Hong Kong, and mainland China through the acquisition in June 1997 of New System International, Ltd. During the quarter, the Company received slide processing revenue from 47 laboratories and hospitals in Hong Kong, Taiwan and mainland China.

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

Results For the Second Quarter Ending June 30, 1997 and 1996

Revenues for the second quarter of 1997 were $2,230,000, an increase of 119% from $1,017,000 during the second quarter of 1996. Of such revenues, $2,149,000 represented per slide charges for the screening of Pap smears, and the balance of such revenues represented the sale or rental payments for PAPNET(R) Review Stations. The revenue increase over the second quarter of 1996 was due to a significant increase in unit volume, average unit pricing, additional revenues from the sale or rental of Review Stations and the acquisition of New System International, Ltd.

Unit volume during the second quarter of 1997, compared to the second quarter of 1996, increased in all of the Company's major markets including the United States, Asia, Australia and Europe and accounted for approximately 49% of the revenue increase between the periods. For United States operations (which include Canada and South America), unit volume increased 136% over the second quarter of 1996. In International markets, unit volume increased 25% over the second quarter of 1996. Average unit pricing in the second quarter of 1997 increased by approximately 36% over the second quarter of 1996 due to a higher proportion of slide volume being generated in the United States and accounted for approximately 42% of the increase. Finally, the combined impact of the acquisition of New System International, Ltd. and higher revenue from the sale or rental of review stations accounted for the remaining 9% of the worldwide revenue increase.

Total costs and expenses for the quarter ended June 30, 1997 were $11,591,000, an increase of $2,458,000 over the second quarter of 1996. This increase was due primarily to an increase in marketing and sales and research and development expenses and to an increase in cost of sales, primarily associated with increased royalty expenses and the expansion of slide processing and manufacturing capacity in anticipation of increased future demand for PAPNET(R) testing.

Sales and marketing expenses increased to $4,833,000 during the second quarter of 1997 from $3,856,000 during the second quarter of 1996, an increase of $977,000. The increase in sales and marketing expenses was due primarily to costs associated with marketing the PAPNET(R) Testing System in the United States, including salaries for additional personnel and advertising and promotion costs of the PAPNET(R) Testing System, and to expanded sales and marketing operations in international markets.

The Company's cost of sales increased to $2,659,000 in the second quarter of 1997, compared to $1,933,000 during the second quarter of 1996, an increase of $726,000. This increase was primarily associated with increased royalty expenses and the expansion of the Company's slide processing and manufacturing
capacity.   The increase in royalty expenses was the result of increases in the
Company's revenues in the sales territories of the Licensees during 1997. Slide processing costs increased in 1997, compared to the second quarter of 1996, due to the establishment of the Company's new 26,500 square foot scanning center in New Jersey in October, 1996 and the additional cost of increased depreciation and other costs at the Company's three slide processing facilities. Manufacturing costs increased due to the physical expansion of the Company's manufacturing facility in late 1996 and expansion of manufacturing capacity and related overhead.

The Company's research and development expenses increased to $2,041,000 in the second quarter 1997, from $1,529,000 in the second quarter of 1996. This increase was due primarily to the expansion of the product development and medical organizations of the Company to support expanded clinical claims and indications and future enhancements of the PAPNET(R) Testing System.

The Company's general and administrative expenses also increased in the second quarter 1997, compared to the second quarter of 1996, although at a slower rate than other expenses. General and administrative expenses were $2,058,000 during the second quarter of 1997 compared to $1,815,000 during the second quarter of 1996. This increase was due primarily to the expansion of the administrative infrastructure of the Company to support expanded commercial activities in both the United States and international markets.

Interest income for the second quarter ended June 30, 1997 was $996,000 compared to $1,325,000 during the second quarter of 1996. This decrease was due primarily to the lower level of cash, cash equivalents and short term investments available to the Company during the second quarter of 1997 as a result of the Company's continuing losses in 1996 and the first six months of 1997.

Interest expense during the second quarter of 1997 was $411,000 compared to $236,000 during the second quarter of 1996. This increase was due to higher average levels of debt and capital lease obligations, which the Company entered into in late 1996 and 1997, incurred to finance capital equipment additions, primarily related to the Company's PAPNET(R) Scanning Stations. The Company anticipates higher levels of interest expense in 1997 resulting from increased levels of debt and capital lease obligations.

The Company incurred a net loss during the second quarter of 1997 of $8,769,000, or $0.28 per share, compared to a net loss of $7,378,000, or $0.25 per share during the second quarter of 1996. The increased net loss during the second quarter of 1997 was due to the factors discussed above.

Results For the Six Month Period Ending June 30, 1997 and 1996

Revenues for the six month period ending June 30, 1997 were $3,881,000, an increase of 133% from $1,668,000 during the same period of 1996. The revenue increase over the corresponding period of 1996 was due to a significant increase in both unit volume and average unit pricing, additional revenues from the sale or rental of Review Stations and the acquisition of New System International, Ltd. in June 1997.

Unit volume during the first six months of 1997, compared to the same period of 1996, increased in all of the Company's major markets including the United States, Asia, Australia and Europe and accounted for approximately 51% of the revenue increase. For United States operations (includes Canada and South America), unit volume increased 148% over the same period of 1996. In international markets, unit volume increased 37% over 1996. Average unit pricing during the first six months of 1997 increased by approximately 37% over the same period of 1996 and accounted for approximately 41% of the increase due to a higher proportion of slide volume being generated in the United States. Finally, the combined impact of the acquisition of New System International, Ltd. and higher revenue from the sale or rental of review stations accounted for the remaining

8% of the worldwide revenue increase.

Total costs and expenses for the period ended June 30, 1997 were $23,550,000, an increase of $5,918,000 over the same period of 1996. This increase was due primarily to an increase in marketing and sales expenses, research and development expenses and cost of sales, primarily associated with increased royalty expenses and the expansion of slide processing capacity in the United States in anticipation of increased future demand for PAPNET(R) testing.


Sales and marketing expenses increased to $10,311,000 during 1997 from $7,373,000 during the same period of 1996, an increase of $2,938,000. The increase in sales and marketing expenses was due primarily to costs associated with marketing the PAPNET(R) Testing System in the United States, including salaries for additional personnel and advertising and promotion costs of the PAPNET(R) Testing System, and to expanded sales and marketing operations in international markets.

The Company's cost of sales increased to $5,252,000 in 1997, compared to $3,624,000 during the same period of 1996, an increase of $1,628,000. As was the case for the quarter, this increase was primarily associated with increased royalty expenses and the expansion of the Company's slide processing and manufacturing capacity.

The Company's research and development expenses increased to $3,989,000 in 1997, from $3,079,000 during the same period of 1996. This increase was due primarily to the expansion of the product development and medical organizations of the Company to support expanded clinical claims and indications and future enhancements of the PAPNET(R) Testing System.

The Company's general and administrative expenses also increased during 1997, compared to the same period of 1996, although at a slower rate than other expenses. General and administrative expenses were $3,998,000 during the first six months of 1997 compared to $3,556,000 in the same period of 1996. This increase was due primarily to the expansion of the administrative infrastructure of the Company to support expanded commercial activities in both the United States and international markets.

Interest income for the six month period ended June 30, 1997 was $1,997,000 compared to $2,808,000 during the same period of 1996. This decrease was due primarily to the lower level of cash, cash equivalents and short term investments available to the Company during 1997 as a result of the Company's continuing losses in 1996 and the first six months of 1997.

Interest expense during the first six months of 1997 was $800,000 compared to $484,000 during the same period 1996. As was the case for the second quarter of 1997, this increase was due to higher average levels of debt and capital lease obligations incurred to finance capital equipment additions.

The Company incurred a net loss during the first six months of 1997 of $18,494,000, or

$0.60 per share, compared to a net loss of $14,225,000, or $0.49 per share during the same period 1996. The increased net loss was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since its inception primarily by the issuance of equity securities, sales of PAPNET(R) Testing System services, funds received for the territorial license agreements (prior to 1992), interest earned on cash, cash equivalents and short-term investments and proceeds from notes, bank loans and equipment leasing arrangements.

The Company's combined cash and cash equivalents, excluding short term investments of $30,182,000, totaled $31,950,000 at June 30, 1997, a decrease of $51,441,000 from December 31, 1996. During the first six months of 1997, the Company used $17,301,000 for operating activities, $34,688,000 for investing activities, including the purchase of $30,182,000 of short term investments, while generating $542,000 from financing activities. In addition, the effect of exchange rate changes on cash was $6,000, which accounted for the remaining change to the Company's cash balance.

The primary uses of cash and cash equivalents during the first six months of 1997 were $18,494,000 (inclusive of $2,384,000 of non-cash expenses) to finance the Company's net loss, $30,182,000 to purchase short term investments, $2,942,000 to purchase capital equipment, primarily for the manufacture of PAPNET(R) Scanning Stations and related equipment to support the expansion of the Company's scanning capacity, $1,564,000 to acquire New Systems International, Ltd., $1,890,000 to repay notes, bank loans and capital lease obligations, and $1,191,000 for changes in operating assets and liabilities.

The sources of cash and cash equivalents during the first six months of 1997 were proceeds of $456,000 from notes and bank loans, proceeds of $1,619,000 from capital lease financing transactions (sale/leaseback), a reduction in restricted cash of $181,000 and proceeds of $176,000 from the issuance of common stock, associated with the exercise of stock options.

The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, the Company anticipates that expenditures during the balance of 1997 will continue to be significant due to the cost of marketing the PAPNET(R) Testing System in the United States, the cost of marketing and sales programs in overseas markets, and research and development programs for additional clinical indications and claims. The Company anticipates that, during 1997, it will invest approximately $4.0 million for working capital purposes and approximately $7.0 million for capital expenditures and leasehold improvements and the acquisition cost of New System International, Ltd. Although funding for capital expenditures is expected to be available out of the Company's cash resources, management of the Company believes that it may be desirable for the Company to finance certain of such capital expenditures through additional debt or capital lease obligations.

During 1996 and 1997, the Company entered into loan and equipment lease agreements with two equipment financing companies to provide the Company with approximately $11.0 million of lines of credit to finance certain of the Company's equipment purchases. During 1996 and 1997, the Company borrowed approximately $6.8 million under the agreements. The Company is required to maintain certain financial covenants throughout the duration of both the loan and lease agreements. The agreements stipulate that additional funding can be denied in the event of a material adverse change in the financial condition, operation or prospects of the Company. The loan and lease commitments expire on December 31, 1997. There can be no assurance, however, that these financings, or any other financings, will ultimately be obtained by the Company or, if they are obtained, that the terms thereof will not change or will be reasonable.

The Company anticipates that its current cash and cash equivalents will be sufficient to enable the Company to meet its future operating requirements through 1998. The Company does not expect to generate a positive internal cash flow in the foreseeable future due to the continued capital expenditures, working capital requirements and ongoing losses during the next year, including the expected cost of continued commercialization of the PAPNET(R) Testing System. The Company may need to arrange additional equity or debt financing for the future operation of its business. There can be no assurance that such financing can be obtained or, if it is obtained, that the terms thereof will be reasonable. The Company plans to invest excess funds in short-term instruments, including money market funds.

On June 30, 1997, the Company announced that Mark R. Rutenberg submitted his resignation as President and Chief Executive Officer of the Company. Mr. Rutenberg will serve as non-executive Chairman of the Board of the Company until a new CEO and Chairman is selected. Subsequently, it is anticipated that Mr. Rutenberg will become non-executive Vice-Chairman of the Board of the Company. Until a new CEO is selected, the Office of the Chief Executive will be filled jointly by Uzi Ish-Hurwitz and John B. Henneman, III. The Board of Directors has directed and empowered Mr. Ish-Hurwitz and Mr. Henneman to move forward on all key initiatives.

In connection with the resignation of Mark Rutenberg as President and CEO of the Company, the Company entered into a revised and restated employment agreement with Mr. Rutenberg on June 29, 1997 (the "Revised Agreement") which will remain effective until November 19, 1998. The material provisions of the Revised Agreement provide for Mr. Rutenberg's continuation of employment with the Company and participation in the Company's executive benefit plans. In addition, the Revised Agreement provides for a non-recourse loan to Mr. Rutenberg from the Company in an amount of $600,000 which shall be secured by his pledge of 100,000 shares of Company common stock. The loan is repayable on the earlier of November 30, 1999 or the date which is ten days after termination of his employment for any reason. The Revised Agreement may be terminated for "Cause" (as defined in the Revised Agreement) or by either party to the Revised Agreement upon thirty days written notice. The Revised Agreement provides that in the event of his voluntary termination prior to November 19, 1998 or if terminated for Cause, Mr. Rutenberg shall receive $598,000; and if terminated for reasons other than Cause, he shall receive in addition to such amount, the equivalent of his remaining base salary as measured from such termination date until the expiration date of the Revised Agreement. The options held by Mr. Rutenberg to purchase Company stock have also been extended so as to expire eight and one-half years after the expiration date of the Revised Agreement, subject to the terms of such stock options as of the execution date of the Revised Agreement. In connection with the extension of the options, the Company will record a non-cash expense of $781,000 over the term of the Revised Agreement.

In an agreement effective as of June 1, 1997, the Company acquired New System International, Ltd., a Hong Kong corporation. New System International was the operating subsidiary of Papnet (Far East) Ltd. a Hong Kong corporation ("PFEL"), a distributor of the Company's PAPNET(R) Testing System in Hong Kong and China. More than 40 hospitals and gynecology clinics in China are currently New System International clients, and they are expected to process all of their outpatient Pap smear slides with PAPNET(R) testing. New System International began marketing Neuromedical's PAPNET(R) Testing System in 1994 and currently has operations in Hong Kong and China. In addition to its Hong Kong office, New System International established offices in Beijing in July 1995 and recently opened offices in Shanghai, Guangzhou, Nanjing and Lanzhou. New System International also provides clinical laboratory services through its Hong Kong-based Compuscreen Medical Diagnostic Centre, a laboratory customer of Neuromedical Systems. During the second quarter of 1997, the Company acquired New System International, Ltd. for a net cost of $1,564,000. Dr. Stephen Ng, M.D., the president and a member of the board of directors of PFEL, was also a member of the Company's board of directors from 1994 until the Company's Annual Meeting of Stockholders on May 15, 1997 when his term of office expired. Dr. Ng served as president of New System International, Ltd. prior to its acquisition and the Company expects to shortly enter into an employment agreement providing for his continuation in such capacity. As part of the acquisition of New System International, Ltd., the Company expects to receive, during the third quarter of 1997, $800,000 from PFEL for the right to participate in a royalty of 3% to 4% based on sales in Hong Kong, China and Taiwan over a 15 year period (the "PFEL Royalty Agreement").

The Company has also reached an agreement in principal for the acquisition of the business of the Taiwan PAPNET(R) distributor for a purchase price of $391,000 which the Company expects to complete during the third quarter of 1997.

Upon completion of the Hong Kong and Taiwan acquisitions, and the execution of the PFEL Royalty Agreement, the net aggregate purchase price for the acquisitions is estimated to be $1,155,000 plus future royalty payments of 3% to 4% of revenue from Hong Kong, China and Taiwan. The Company expects that it will invest additional cash in New System International and the Taiwan business to fund operations and expansion of their respective marketing and sales programs.

To date, the Company has not implemented a program to hedge its foreign currency risk, but may do so in the future.

On April 15, 1997, the Company was served with a lawsuit filed by Cytyc Corporation ("Cytyc") in the United States District Court for the District of Massachusetts against the Company, certain of its officers and others, alleging false and misleading advertising, unfair and deceptive trade practices, theft of trade secrets, unfair competition, interference with relationships and defamation. On June 23, 1997, the court dismissed the Massachusetts lawsuit on the basis of lack of jurisdiction. On June 24, 1997, Cytyc reinstituted this lawsuit against the Company and two of its officers in the United States District Court for the District of New York, alleging substantially the same claims as the initial lawsuit. Cytyc is seeking preliminary and permanent injunctive relief as well as unspecified compensatory damages, including treble damages. The Company believes that Cytyc's claims are without merit and intends to vigorously defend this action. The Company also believes that an adverse judgment in this case would not likely have a material adverse effect on the Company's operations, financial position or cash flows, but there can be no assurance in this regard. The Cytyc lawsuit against the Company was previously reported in the Company's Form 10-Q for the period ending March 31, 1997.

The Company is a defendant in a civil lawsuit brought by Herbst et al. ("Herbst") and also a defendant in a patent infringement lawsuit filed by NeoPath, Inc. ("NeoPath"). Each of these lawsuits have been disclosed in the Company's Form 10-Q for the period ending March 31, 1997 and no material developments have occurred since that filing with the Securities and Exchange Commission. The Company intends to continue to vigorously defend each of these actions. The Company believes that, in any event, the damages claimed in the Herbst case bear no relation to the harm alleged, and the Company also believes that NeoPath's claims are without merit. The Company believes that an adverse judgment in either or both of these cases would not have a material adverse effect on the Company's operations, financial position or cash flows.

On July 15, 1996, the Company filed a lawsuit against NeoPath for patent infringement and additional claims related to unfair business practices.
NeoPath has filed counter-claims against the Company seeking damages and injunctive relief for false advertising and unfair competition. This lawsuit has been disclosed in the Company's Form 10-Q for the period ending March 31, 1997 and no material developments have occurred since that filing with the Securities and Exchange Commission. The Company believes that NeoPath's
counter-claim assertions are without merit.   Although the duration, costs and
ultimate outcome of this lawsuit are unknown, the Company expects that the costs of pursuing this lawsuit will be significant during 1997.



PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.

          See Management's Discussion and Analysis of Financial Condition and Results of Operation in Part I herein for disclosure concerning legal proceedings, which information is incorporated herein by reference thereto.

Item 2.  Changes in Securities.

         Not applicable.

Item 3.  Defaults upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders of the Company, held on May 15, 1997, the following matters were submitted to a vote of the holders of the Company's common stock, $.0001 par value per share:

         1. For the following persons to serve as directors of the Company until the year 2000 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified:


                                For Election   Withheld      Total

         Stuart M. Essig          21,054,526    46,064    21,100,590
         C. Raymond Larkin, Jr.   21,054,526    46,064    21,100,590

         No broker non-votes were submitted in the election balloting for the foregoing directors, nor were any abstentions received or recorded.

         2. To ratify the appointment of Ernst & Young LLP by the Board of Directors as independent public accountants to audit the books and records of the Company for the fiscal year ending December 31, 1997:

                               For the     Against the
                Total Votes    Resolution  Resolution   Abstaining

                21,100,590     21,072,377       22,203       6,010

          In addition to the foregoing directors duly elected at the Annual Meeting of Stockholders, the following directors are continuing in their capacity as directors of the Company for their respective terms of office: Mark
R. Rutenberg, Chairman, Carl Genberg, Dr. Arthur L. Herbst, Uzi Ish-Hurwitz and Elizabeth Cogan Fascitelli.

Item 5.           Other Information.

MANAGEMENT CHANGES

On June 30, 1997, the Company announced that Mark R. Rutenberg submitted his resignation as President and Chief Executive Officer of the Company. Mr. Rutenberg will serve as non-executive Chairman of the Board of the Company until a new CEO and Chairman is selected. Subsequently, it is anticipated that Mr. Rutenberg will become non-executive Vice-Chairman of the Board of the Company.

Until a new CEO is selected, the Office of the Chief Executive will be filled jointly by Uzi Ish-Hurwitz and John B. Henneman, III. The Board of Directors has directed and empowered Mr. Ish-Hurwitz and Mr. Henneman to move forward on all key initiatives.

Mr. Ish-Hurwitz, who joined the Company in April 1993, is Executive Vice-President and Chief of Technical Operations of the Company and President of Neuromedical Systems Israel, Ltd., a subsidiary of the Company. Mr. Ish-Hurwitz is a member of the Board of Directors. Prior to joining NSI, Mr. Ish-Hurwitz was the co-founder of Indigo Graphic Systems, Ltd. (Israel), and served as its President from 1987-1992. From 1973 to 1985, he served as Vice President - Operations of Scitex Corporation, Ltd.

Mr. Henneman is Vice President of Corporate Development, General Counsel and Secretary of the Company and joined the Company in February 1994. Prior to joining NSI, Mr. Henneman practiced as a corporate and securities attorney with the law firm of Latham & Watkins in Chicago for more than seven years.

ACQUISITION OF NEW SYSTEM INTERNATIONAL, LTD.

In an agreement effective as of June 1, 1997, the Company acquired New System International, Ltd., a Hong Kong corporation. New System International was the operating subsidiary of Papnet (Far East) Ltd. a Hong Kong corporation ("PFEL"), a distributor of the Company's PAPNET(R) Testing System in Hong Kong and China. More than 40 hospitals and gynecology clinics in China are currently New System International clients, and they are expected to process all of their outpatient Pap smear slides with PAPNET(R) testing. New System International began marketing Neuromedical's PAPNET(R) Testing System in 1994 and currently has operations in Hong Kong and China. In addition to its Hong Kong office, New System International established offices in Beijing in July 1995 and recently opened offices in Shanghai, Guangzhou, Nanjing and Lanzhou. New System International also provides clinical laboratory services through its Hong Kong-based Compuscreen Medical Diagnostic Centre, a laboratory customer of Neuromedical Systems. During the second quarter of 1997, the Company acquired New System International, Ltd. for a net cost of $1,564,000. Dr. Stephen Ng, M.D., the president and a member of the board of directors of PFEL, was also a member of the Company's board of directors from 1994 until the Company's Annual Meeting of Stockholders on May 15, 1997 when his term of office expired. Dr. Ng served as president of New System International, Ltd. prior to its acquisition and the Company expects to shortly enter into an employment agreement providing for his continuation in such capacity. As part of the acquisition of New System International, Ltd., the Company expects to receive, during the third quarter of 1997, $800,000 from PFEL for the right to participate in a royalty of 3% to 4% based on sales in Hong Kong, China and Taiwan over a 15 year period (the "PFEL Royalty Agreement").

The Company has also reached an agreement in principal for the acquisition of the business of the Taiwan PAPNET(R) distributor for a purchase price of $391,000 which the Company expects to complete during the third quarter of 1997.

Upon completion of the Hong Kong and Taiwan acquisitions, and the execution of the PFEL Royalty Agreement, the net aggregate purchase price for the acquisitions is estimated to be $1,155,000 plus future royalty payments of 3% to 4% of revenue from Hong Kong, China and Taiwan. The Company expects that it will invest additional cash in New System International and the Taiwan business to fund operations and expansion of their respective marketing and sales programs.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits.

                    Exhibit
                    Number         Exhibit
                    -------        -------

                    10.30 Restated Agreement between the Company and Mark R. Rutenberg, dated June 29, 1997

                    10.31 Secured Non-Recourse Promissory Note between the Company and Mark R. Rutenberg, dated July 9, 1997

                    11.0           Statement Regarding Computation of Per Share
                                   Earnings

                    27.1           Financial Data Schedule*

                    99.1 Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995**

                    * Previously filed as an exhibit to the Form 8-K filed by the Company with the Commission on July 31, 1997 and incorporated herein by reference thereto.

                    ** Previously filed as an exhibit to the Company's 1996
                       Annual Report on Form 10-K and incorporated herein by reference thereto.

               (b) Reports on Form 8-K during the quarter for which this report is filed:

                    May 1, 1997
                    June 30, 1997

                             Safe Harbor Statement


Statements in this Form 10-Q, including but not limited to the Management Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, including statements about the Company's confidence and strategies and its expectations about demand for and acceptance of the PAPNET(R) Testing System, are forward looking statements that involve risks and uncertainties. The forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially due to a variety of factors which include, but are not limited to, the Company's continuing negative cash flow, reliance on a single product, competition, dependence on key personnel, the impact on the Company of its territorial license agreements, dependence on patents and proprietary technology, government regulation of both products and advertising, limited marketing and sales history, the impact of third-party reimbursement decisions, risk of litigation and other risks detailed in the Company's Securities and Exchange Commission filings, including its 1996 Form 10-K and
Exhibit 99.1 attached thereto.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, a duly authorized officer and the Company's principal financial officer.


                                       NEUROMEDICAL SYSTEMS, INC.



Dated: August 8, 1997                By: /s/ David Duncan, Jr.
                                           David Duncan, Jr.
                                           Vice President, Finance and
                                             Administration, Chief Financial
                                             Officer