Form 10-Q
period 1997-09-30
NEUROMEDICAL SYSTEMS INC
filed 1997-11-14
CIK 866933

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

(MARK ONE)

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of October 31, 1997, an aggregate of 31,039,385 shares of the Registrant's common stock, par value $.0001 per share, were outstanding.

                          NEUROMEDICAL SYSTEMS, INC.

                               Table of Contents
          Form 10-Q for the Quarterly Period Ended September 30, 1997

PART I         FINANCIAL INFORMATION                                       PAGE
------         ---------------------                                       ----

Item 1.        Financial Statements

                  Condensed Consolidated Balance Sheets at
                  September 30, 1997 (unaudited) and December 31, 1996        3

                  Condensed Consolidated Statements of Operations for the
                  three months and nine months ended September 30, 1997
                  and 1996 (unaudited)                                        4

                  Condensed Consolidated Statements of Cash Flows for the
                  nine months ended September 30, 1997 and 1996 (unaudited)   5

                  Notes to Condensed Consolidated Financial Statements        6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           10

PART II        OTHER INFORMATION
-------        -----------------

Item 1.        Legal Proceedings                                             20

Item 2.        Changes in Securities                                         20

Item 3.        Defaults upon Senior Securities                               21

Item 4.        Submission of Matters to a Vote
               of Security Holders                                           21

Item 5.        Other Information                                             21

Item 6.        Exhibits and Reports on Form 8-K                              22

Safe Harbor Statement                                                        23

PART I  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                          NEUROMEDICAL SYSTEMS INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                September 30,    December 31,
                                                                     1997            1996
                                                                --------------- ---------------
                                                                 (unaudited)

                                             ASSETS

Current assets:
   Cash and cash equivalents                                   $ 22,642,000    $ 83,391,000
   Short-term investments                                        30,182,000               -
   Accounts receivable, net of allowance                          2,550,000       1,650,000
   Prepaid expenses                                                 447,000         803,000
   Other current assets                                             788,000         732,000
                                                                --------------- ---------------
Total current assets                                             56,609,000      86,576,000
Restricted cash                                                     819,000       1,000,000
Property and equipment                                           16,411,000      16,388,000
Intangible assets, net of accumulated amortization
   (1997-$563,000, 1996-$450,000)                                   878,000         166,000
Other assets                                                        658,000          74,000
                                                                --------------- ---------------
                                                               $ 75,375,000    $104,204,000
                                                                =============== ===============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of notes and bank loans payable             $  2,655,000    $  1,200,000
   Current portion of capital lease obligations                   2,294,000       1,972,000
   Accounts payable                                               1,325,000       2,256,000
   Accrued liabilities                                            3,447,000       4,082,000
                                                                --------------- ---------------
Total current liabilities                                         9,721,000       9,510,000
Notes and bank loans payable-long-term                            4,189,000       4,704,000
Notes payable-stockholder                                                --         600,000
Capital lease obligations, less current portion                   5,295,000       5,862,000
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.0001 par value; authorized -
      10,000,000 shares; none issued and outstanding                     --              --
   Common stock, $.0001 par value; authorized -
      100,000,000 shares; issued and outstanding - 31,005,695
      shares in 1997 and 29,795,049 shares in 1996                    3,000           3,000
   Additional paid-in capital                                   178,719,000     177,559,000
   Deferred compensation                                           (722,000)             --
   Accumulated deficit                                         (122,246,000)   (94,508,000)
   Foreign currency translation                                     416,000         474,000
                                                                --------------- ---------------
Total stockholders' equity                                       56,170,000      83,528,000
                                                                --------------- ---------------
                                                               $ 75,375,000    $104,204,000
                                                                =============== ===============


                                    See accompanying notes

                   NEUROMEDICAL SYSTEMS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     Three Months Ended              Nine Months Ended
                                                       September 30,                   September 30,
                                                -----------------------------    ---------------------------
                                                    1997            1996            1997           1996
                                                -------------   -------------    ------------   ------------
Revenues:
   Slide processing                           $   2,526,000   $   1,286,000    $   6,407,000  $   2,954,000
                                                -------------   -------------    ------------   ------------
       Total revenues                             2,526,000       1,286,000        6,407,000      2,954,000
                                                -------------   -------------    ------------   ------------

Costs and Expenses:
   Cost of sales                                  3,138,000       2,085,000        8,390,000      5,709,000
   Marketing                                      3,962,000       6,262,000       14,273,000     13,635,000
   Research and development                       2,207,000       1,945,000        6,196,000      5,024,000
   General and administrative                     2,817,000       1,559,000        6,815,000      5,115,000
                                                -------------   -------------    ------------   ------------
       Total costs and expenses                  12,124,000      11,851,000       35,674,000     29,483,000
                                                -------------   -------------    ------------   ------------
Loss from operations                             (9,598,000)    (10,565,000)     (29,267,000)   (26,529,000)
Other income (expense):
   Interest income                                  816,000       1,236,000        2,812,000      4,044,000
   Interest expense                                (397,000)       (305,000)      (1,213,000)      (789,000)
   Foreign exchange                                 (65,000)         46,000          (70,000)      (539,000)
                                                -------------   -------------    ------------   ------------
       Other income (expense) - net                 354,000         977,000        1,529,000      2,716,000
                                                -------------   -------------    ------------   ------------
Net loss                                      $  (9,244,000)  $  (9,588,000)   $ (27,738,000) $ (23,813,000)
                                                =============   =============    ============   ============

Net loss per share                            $      (0.30)   $      (0.33)    $     (0.90)   $     (0.82)
                                                =============   =============    ============   ============

Weighted average shares outstanding              30,931,000      29,450,000       30,891,000     29,117,000
                                                =============   =============    ============   ============


                             See accompanying notes

                   NEUROMEDICAL SYSTEMS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          Nine Months Ended September 30,
                                                         ----------------------------------
                                                              1997               1996
                                                         ---------------    ---------------
OPERATING ACTIVITIES

Net Loss                                               $ (27,738,000)     $ (23,813,000)
Adjustments to reconcile net loss to net cash used in
    operating activities:
       Depreciation and amortization                       3,738,000          2,445,000
       Foreign exchange (gain)                               (70,000)                --
       Issuance of common stock warrants & options for
         services rendered                                   159,000            237,000
Changes in operating assets and liabilities:
       (Increase) in accounts receivable                    (705,000)          (291,000)
       (Decrease) in accounts payable                     (1,043,000)          (324,000)
       (Decrease) increase in accrued liabilities           (640,000)           720,000
       (Increase) in prepaid expenses
         and other assets                                    441,000         (2,086,000)
                                                         ---------------    ---------------
       Net cash used in operating activities             (25,858,000)       (23,112,000)
                                                         ---------------    ---------------
INVESTING ACTIVITIES
Purchases of short-term securities                       (30,182,000)                --
Purchases of property and equipment                       (3,874,000)        (6,531,000)
Acquisition of  businesses                                (1,156,000)                --
Loan to officer                                             (600,000)                --
                                                         ---------------    ---------------
       Net cash used in investing activities             (35,812,000)        (6,531,000)
                                                         ---------------    ---------------
FINANCING ACTIVITIES
Restricted cash                                              181,000         (1,250,000)
Issuance of common stock                                     279,000          1,406,000
Proceeds from notes and bank loans                         1,690,000          1,001,000
Proceeds from capital lease financing                      1,669,000          2,655,000
Payment of notes and bank loans                           (1,341,000)        (1,063,000)
Payments on capital leases                                (1,671,000)          (670,000)
                                                         ---------------    ---------------
       Net cash provided by financing activities             807,000          2,079,000
                                                         ---------------    ---------------
Effect of exchange rate changes on cash                      114,000            547,000
                                                         ---------------    ---------------
       Net (decrease) in cash and cash equivalents       (60,749,000)       (27,017,000)
Cash and cash equivalents, beginning of period            83,391,000        114,143,000
                                                         ---------------    ---------------
Cash and cash equivalents, end of period               $  22,642,000      $  87,126,000
                                                         ===============    ===============



                             See accompanying notes

                   NEUROMEDICAL SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform with the current year presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Neuromedical Systems, Inc. (the "Company" or "NSI") Annual Report on Form 10-K for the year ended December 31, 1996. Operating results for the interim periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

NOTE 2. EMPLOYEE STOCK OPTIONS

During the third quarter of 1997, the Company entered into Replacement Option Agreements, each dated as of July 28, 1997, with certain Company employees participating in the Neuromedical Systems, Inc. 1993 Stock Option Plan, as Amended and Restated October 25, 1995 (each such agreement, a "Replacement Option Agreement"). Pursuant to the terms of the Replacement Option Agreements, the Company canceled 1,015,570 employee stock options at exercise prices ranging from $5.56 to $17.63 per share and issued 942,904 replacement options, each at an exercise price of $4.00 per share representing the fair market value of the common stock on the grant date (collectively, the "Replacement Options"). The Replacement Option Agreements provided for a 1 for 1 exchange of options granted on or after October 1, 1996, except for senior management (Company Vice Presidents and above) who received Replacement Options covering shares equal only to 80% of their respective original option grant amounts received on or after such date. The Replacement Options vest over a four year period and will become exercisable beginning in 1998 at a rate of 25% per year on July 28th of each year until fully vested. If the holder of the Replacement Options is terminated by the Company without cause prior to July 28 1998, 25% of the holder's options will vest and become exercisable as of the termination date. Also in the third quarter, the Company modified the terms of all outstanding employee stock option

                  NEUROMEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS (UNAUDITED)-(CONTINUED)


agreements (with the exception of those executed by interim Co-CEOs John B. Henneman, III and Uzi Ish-Hurwitz) to allow employees to exercise their vested stock options for a period of two years from the date of their termination if one of the following two conditions are met: (i) the employee remains in the employment of the Company for a period of six months after the employment of the new CEO of the Company, or (ii) the employee is terminated by the Company without cause prior to the date set forth in (i) above. The foregoing modification as applied to the interim Co-CEOs extends their respective exercise period to three years provided that they meet the conditions of clauses (i) or
(ii) above.

NOTE 3. ACQUISITIONS IN HONG KONG, CHINA AND TAIWAN

As previously reported in the Company's Form 10-Q for the period ending June 30, 1997, in an agreement effective as of June 1, 1997, the Company acquired New System International Ltd., a Hong Kong corporation, for a net purchase price of $1,564,000. During the third quarter of 1997, the Company completed the documentation and formalities related to this stock purchase. New System International Ltd. was previously the operating subsidiary of Papnet (Far East) Ltd. a Hong Kong corporation ("PFEL"), a distributor of the Company's PAPNET(R) Testing System in Hong Kong and China. New System International Ltd. also provides clinical laboratory services through its Hong Kong-based Compuscreen Medical Diagnostic Centre. Dr. Ng served as president of New System International Ltd. prior to its acquisition and in the third quarter of 1997 entered into an employment agreement with the Company providing for his continuation in such capacity.

In an agreement effective as of August 1, 1997, the Company acquired the assets of the Taiwan PAPNET(R) distributor, Papnet Far East Ltd. (Taiwan) through the Company's acquisition subsidiary, New System Ltd., for a purchase price of $392,000. In a related transaction, the Company executed a license and management services agreement with Papnet Far East Ltd. (Taiwan) for operation of the Company's assets in Taiwan.

Related to each of the foregoing acquisitions, on September 30, 1997 PFEL entered into an Amended and Restated Representation Agreement with the Company, and a Sublicense Agreement with the Company's subsidiary, NSI Asia Pacific Ltd., pursuant to which the Company received $800,000 from PFEL for the right of PFEL to receive a royalty of 3% to 4% based on sales in Hong Kong, China and Taiwan over a fifteen year period. The Company expects that it will invest additional cash in its Hong Kong, Taiwan and China businesses to fund operations and expansion of their respective marketing and sales programs.

                  NEUROMEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS (UNAUDITED)-(CONTINUED)

NOTE 4.        SUBSEQUENT EVENTS - CHANGES IN MANAGEMENT AND BOARD OF DIRECTORS

On November 5, 1997, the Company announced the appointment of Paul Sohmer, M.D. as President and Chief Executive Officer of the Company, and the election by the Board of C. Raymond Larkin, Jr. as the non-executive Chairman of the Board. From June 30, 1997, when the Company announced that Mark R. Rutenberg submitted his resignation as President and Chief Executive Officer of the Company, the Office of the Chief Executive was filled jointly by Uzi Ish-Hurwitz and John B. Henneman, III. Mr. Henneman will continue with the Company in his capacity as Vice President of Corporate Development, Secretary and General Counsel, and Mr. Ish-Hurwitz will continue with the Company as Executive Vice President, Chief of Technical Operations and President, Neuromedical Systems Israel Ltd. In addition, the Company increased the size of the Company's Board of Directors to eight (8), and appointed Dr. Sohmer as a Class II member of the Board whose term will end at the Annual Meeting of Stockholders in 2000. Mark Rutenberg, the founder of the Company, was appointed non-executive Vice Chairman of the Board and remains a Class III member of the Board whose term will end at the Annual Meeting of Stockholders in 1998. Mr. Ish-Hurwitz continues as a Class I Director of the Board whose term ends at the Annual Meeting of Stockholders in 1999.

The Company entered into an employment agreement with Dr. Sohmer, dated November 4, 1997 (the "Agreement"), which has a term of three years and is renewable automatically for additional one year terms thereafter unless notice is given by either party ninety days prior to the end of the then-current term. The material provisions of the Agreement provide for Dr. Sohmer's employment, annual salary and bonus eligibility. In addition, the Agreement and related option agreements provide for a grant of options to Dr. Sohmer to acquire 750,000 shares of Company Common Stock at an exercise price of $4.56 per share (the fair market value of the Common Stock on the grant date), and options for an additional 250,000 shares of Common Stock at an exercise price of $10.00 per share. All of such options vest and become exercisable at a rate of 25% of the total grant on each anniversary of the grant date.

As previously reported in the Company's Form 10-Q for the period ending June 30, 1997, in connection with the resignation of Mark Rutenberg as President and CEO of the Company, the Company entered into a revised and restated employment agreement with Mr. Rutenberg on June 29, 1997 (the "Revised Agreement") which will remain effective until November 19, 1998. The material provisions of the Revised Agreement provide for Mr. Rutenberg's continuation of employment with the Company and participation in the Company's executive benefit plans. In addition, the Revised Agreement provides for a non-recourse loan to Mr. Rutenberg from the Company in an amount of $600,000 which is secured by his pledge of 100,000 shares of Company common stock. The loan is due on the earlier of November 30, 1999 or the date which is ten days after termination of his employment for any reason. The Revised Agreement may be terminated for "Cause" (as defined in the Revised Agreement) or by either party to the Revised Agreement upon

                  NEUROMEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS (UNAUDITED)-(CONTINUED)


thirty days written notice. The Revised Agreement provides that in the event of his voluntary termination prior to November 19, 1998 or if terminated for Cause, Mr. Rutenberg shall receive $598,000; and if terminated for reasons other than Cause, he shall receive in addition to such amount, the equivalent of his remaining base salary as measured from such termination date until the expiration date of the Revised Agreement. The options held by Mr. Rutenberg to purchase Company stock have also been extended so as to expire eight and one-half years after the expiration date of the Revised Agreement, subject to the terms of such stock options as of the execution date of the Revised Agreement. In connection with the extension of the options, the Company will record a non-cash expense amounting to $781,000 over the term of the Revised Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company's principal activities since its founding in 1988 have been research and product and organizational development. The Company was established to develop, manufacture and market systems for computer-assisted screening of cervical Papanicolaou ("Pap") smears and other cytological specimens. The Company's revenues are currently being derived from sales of PAPNET(R) testing services and interest income.

The PAPNET(R) Testing System was approved by the United States Food and Drug Administration (the "FDA") for commercial use in the United States on November 8, 1995. Prior to that time, the PAPNET(R) Testing System was permitted to be utilized in the United States on an investigational basis only, and the Company was permitted to derive revenue with respect thereto only to recover certain of its costs. The Company, however, was previously selling PAPNET(R) testing services for commercial use outside of the United States. The Company has established three scanning facilities (the "Scanning Centers"), one each in the United States, The Netherlands and Hong Kong. The Netherlands operation has scanned slides primarily from customers in Europe while the Hong Kong operation has scanned slides from Asia and Australia. During the third quarter of 1997, the Company announced plans to sell PAPNET(R) scanners and related equipment to laboratories in Europe, and in October 1997 the Company announced the signing of its first European sales contract. The Company expects to deliver the first PAPNET-on-Cyte(TM) system in the fourth quarter of 1997. Although the Company has no active plans to sell scanners in the United States and international markets other than Europe, it may do so if customers express a strong interest in the PAPNET-on-Cyte(TM) system and acceptable economic terms can be reached with the customer. See Note 5 of Notes to Consolidated Financial Statements for the year ended December 31, 1996 for information regarding the Company's revenues, net loss and identifiable assets by geographic area.

The Company has incurred net losses since inception through September 30, 1997 of $122,246,000 and has to date generated only limited commercial revenues. Since the approval of the PAPNET(R) Testing System by the FDA, the Company has been increasing the scale of its operations to commercial levels in the United States. Management believes that its existing cash resources will be sufficient to fund the increase in the scale of the Company's operations and to meet its cash requirements through 1998, although there can be no assurance in this regard. The Company's past results of operations reflect its developmental or early commercial stage and are not necessarily indicative of the results from operations that may be expected as the scale of its operations increases.

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

From inception through September 30, 1997, the Company has experienced negative gross margins due to the significant under-utilization of its scanning and manufacturing operations which occurred as a result of the plan to establish these capabilities prior to FDA approval and then-expected market demand. Improvement in the Company's future gross margins will be dependent upon the level of commercial acceptance of the PAPNET(R) Testing System.

The Company's costs and expenses have increased substantially during 1997, compared to 1996, as the Company continues to expand its commercial operations, including its marketing, sales, manufacturing, slide processing, research and administrative activities, to meet the anticipated increase in market demand for PAPNET(R) testing, expand its clinical claims and develop enhancements to the PAPNET(R) Testing System and to fund the acquisition and expected losses of the Company's new operations in Hong Kong, China and Taiwan acquired in June and August of 1997. General and administrative costs have also increased during 1997 due principally to higher legal fees (primarily related to Company litigation), and costs associated with the severance of the former CEO and recruitment of his replacement. The Company anticipates that aggregate costs and expenses will increase only modestly or decline in 1998 over 1997 because of the Company's decision to reduce direct-to-consumer advertising and agency related costs, and to focus sales and marketing efforts on the laboratory customer and opinion leading clinicians. In addition, the Company believes that the decision to sell scanners to European laboratories will create a more cost effective selling process in that market and reduce related slide processing costs. Nevertheless, total costs and expenses may not decline significantly in 1998 because of expected increases in manufacturing and slide processing costs, higher clinical costs as the Company initiates clinical studies for a primary screening indication in the United States, increased costs associated with the Company's operation of its Hong Kong, China and Taiwan acquisitions for a full year in 1998 versus a partial year in 1997, uncertainty over the level of costs associated with ongoing litigation, and higher royalty payments that will increase proportionate to increases in the Company's revenues in the sales territories of the Company's territorial licensees ("Licensees").

During the third quarter, the Company focused its efforts on developing more effective relationships with laboratories in order to be more responsive to the concerns and needs of the medical marketplace, and to address certain obstacles which the Company has perceived as hindering its marketing programs. The Company believes that several programs initiated during the third quarter will add value in the pathology laboratories, both medically and economically, and that laboratories are becoming more supportive of PAPNET(R) testing. The Company also continued its efforts to build support among opinion-leading cytopathologists and cytotechnologists. Several programs announced during the third quarter contributed toward that goal.

First, the Company assembled a distinguished group of physicians into a pathology advisory board (PAB). The PAB is comprised of independent physicians who will help direct the Company's efforts in the development of services and programs that can help laboratory professionals improve patient care. The PAB held its first meeting in September and will continue to meet periodically throughout the coming year. The Company expects that the PAB will add value to the laboratory and to NSI.

Second, the Company launched the PAPNET(R) Access Program, a partnership with ten academic medical centers to provide free PAPNET(R) testing to indigent women, and to gather data on the benefits that PAPNET(R) testing can confer to infrequently screened populations.

Finally, in October the Company announced the publication of its Food and Drug Administration (FDA) clinical trial in the peer-review journal Human Pathology, showing PAPNET(R) testing can help laboratories detect cervical cancer more efficiently and earlier. This publication now brings the total number of peer-reviewed manuscripts on PAPNET(R) testing in gynecologic cytology to thirty-six (36) and contributes to the large body of data that makes PAPNET(R) testing one of the most widely studied and thoroughly reviewed technologies in cervical cancer screening.

During the third quarter, the Company also initiated new programs to help the Company communicate more effectively with pathologists at customer labs. NSI sponsored workshops for pathologists to discuss how PAPNET(R) testing can help laboratory professionals improve patient care. These programs were designed to provide pathologists with a better understanding of the clinical and economic value of integrating PAPNET(R) testing into their laboratories.

The Company also focused its technical efforts for the benefit of the pathology laboratory customer. The Company has implemented its Laboratory Support Group
(LSG). The LSG has hired cytotechnologists with extensive experience in both hands-on cytology and in the supervision of cytotechnology teams.

During the month of October, the Company signed a contract with Mercy Medical Center of Canton, Ohio to rescreen 100% of its Pap smear slides using the PAPNET(R) Testing System. The Company expects to begin generating revenue from this contract during the fourth quarter of 1997.

The Company made significant progress in its commitment to seek approval of the PAPNET(R) Testing System as a primary screening device in the United States, and is working with the FDA to establish the trial protocol. The Company expects to complete site selection and training in the fourth quarter of 1997, and anticipates that it will begin screening trial smears during the first quarter of 1998.

Interest expense is expected to increase in the future as the Company borrows to fund expansion of its manufacturing, slide processing and marketing capabilities, including the installation of PAPNET(R) Scanning Stations at the Company's Scanning Centers. It is expected that this increase will continue to be substantially offset during 1997 by interest income from the investment of the Company's cash. The Company's interest income has declined in 1997, compared to 1996, because of the significant use of cash in 1996 and 1997.

The impact of inflation and changing prices on the Company's revenues and costs has not been significant.

RESULTS FOR THE THIRD QUARTER ENDING SEPTEMBER 30, 1997

Revenues for the third quarter of 1997 were $2,526,000, an increase of 96% from $1,286,000 during the third quarter of 1996. Of such revenues, $2,387,000 represented per slide charges for the screening of Pap smears, and the balance of such revenues represented the sale or rental payments for PAPNET(R) Review Stations. The revenue increase over the third quarter of 1996 was due to a significant increase in unit volume, higher average unit pricing, including the pricing impact of the acquisition of the Company's new operations in Hong Kong, China and Taiwan, and additional revenues from the sale or rental of Review Stations.

Unit volume during the third quarter of 1997, compared to the third quarter of 1996, increased in both the United States and in international markets and accounted for approximately 40% of the revenue increase between the periods. For United States operations (which include Canada and South America), unit volume increased 93% over the third quarter of 1996. In International markets, unit volume increased 8% over the third quarter of 1996. Average unit pricing in the third quarter of 1997 increased by approximately 38% over the third quarter of 1996 due to a higher proportion of slide volume being generated in the United States and the acquisition of the Company's new operations in Hong Kong, China and Taiwan. This increase in average unit pricing accounted for approximately 53% of the revenue increase. Finally, the impact of higher revenue from the sale or rental of review stations accounted for the remaining 7% of the worldwide revenue increase.

Total costs and expenses for the quarter ended September 30, 1997 were $12,124,000, an increase of $273,000 over the third quarter of 1996. This increase was due primarily to an increase in cost of sales and general and administrative expenses, partially offset by lower sales and marketing expenses.

Sales and marketing expenses declined to $3,962,000 in the third quarter of 1997 from $6,262,000 in the third quarter of 1996, a decrease of $2,300,000. The decline in sales and marketing expenses was due primarily to lower costs for advertising and agency fees in the United States, consistent with the Company's efforts to become a laboratory-focused marketing organization. This decline was partially offset by higher costs for sales and marketing programs in international markets.

The Company's cost of sales increased to $3,138,000 in the third quarter of 1997, compared to $2,085,000 during the third quarter of 1996, an increase of $1,053,000. The increase in cost of sales was due primarily to increased royalty expenses as a result of increases in the Company's revenues in the sales territories of the Licensees during 1997, the addition of the operating costs for the laboratory business of New System International Ltd., the Hong Kong company which was acquired by the Company in June 1997, and the expansion of slide processing and manufacturing capacity. Slide processing costs increased in 1997, compared to the third quarter of 1996, due to the establishment of the Company's new 26,500 square foot scanning center in New Jersey in October, 1996 and the additional cost of increased depreciation and other costs at the Company's three slide processing facilities. Manufacturing costs increased due to the physical expansion of the Company's manufacturing facility in late 1996 and expansion of manufacturing capacity and related overhead.

The Company's research and development expenses increased to $2,207,000 in the third quarter 1997, from $1,945,000 in the third quarter of 1996. This increase was due primarily to the expansion of the product development and medical organizations of the Company to support expanded clinical claims and indications and future enhancements of the PAPNET(R) Testing System.

General and administrative expenses were $2,817,000 during the third quarter of 1997 compared to $1,559,000 during the third quarter of 1996. This increase was due primarily to higher legal expenses (primarily for litigation), increased recruiting costs associated with the search for a new CEO and severance related costs for the former CEO.

Interest income for the third quarter ended September 30, 1997 was $816,000 compared to $1,236,000 during the third quarter of 1996. This decrease was due primarily to the lower level of cash, cash equivalents and short term investments available to the Company during the third quarter of 1997 as a result of the Company's continuing losses in 1996 and the first nine months of 1997.

Interest expense during the third quarter of 1997 was $397,000 compared to $305,000 during the third quarter of 1996. This increase was due to higher average levels of debt and capital lease obligations, which the Company entered into in late 1996 and 1997, incurred to finance capital equipment additions, primarily related to the Company's PAPNET(R) Scanning Stations. The Company anticipates higher levels of interest expense during the remainder of 1997 and in 1998 as a result of the increased levels of debt and capital lease obligations.

The Company incurred a net loss during the third quarter of 1997 of $9,244,000, or $0.30 per share, compared to a net loss of $9,588,000, or $0.33 per share during the third quarter of 1996. The lower net loss during the third quarter of 1997 was due primarily to the factors discussed above.

RESULTS FOR THE NINE MONTH PERIOD ENDING SEPTEMBER 30, 1997

Revenues for the nine month period ending September 30, 1997 were $6,407,000, an increase of 117% from $2,954,000 during the same period of 1996. This revenue increase was due to a significant increase in unit volume, higher average unit pricing, including the pricing impact of the acquisition of new operations in Hong Kong, China and Taiwan, and additional revenues from the sale or rental of Review Stations.

Unit volume during the first nine months of 1997, compared to the same period of 1996, increased in all of the Company's major markets including the United States, Asia, Australia and Europe and accounted for approximately 49% of the revenue increase. For United States operations (includes Canada and South America), unit volume increased 123% over the same period of 1996. In international markets, unit volume increased 27% over 1996. Worldwide average unit pricing during the first nine months of 1997 increased by approximately 36% over the same period of 1996 and accounted for approximately 47% of the revenue increase due primarily to a higher proportion of slide volume being generated in the United States and the acquisition of the laboratory and marketing operations in Hong Kong, China and Taiwan. Finally, increased revenue from the sale or rental of review stations accounted for the remaining 4% of the worldwide revenue increase.

Total costs and expenses for the period ended September 30, 1997 were $35,674,000, an increase of $6,191,000 over the same period of 1996. This increase was due primarily to an increase in general and administrative expenses (principally related to Company litigation, severance costs for the former CEO and recruiting fees for his replacement), research and development expenses, and cost of sales (primarily associated with increased royalty expenses as a result of increased sales in the territories of the Licensees, and the expansion of slide processing and manufacturing capacity).

Sales and marketing expenses increased to $14,273,000 during the first nine months of 1997 from $13,635,000 during the same period of 1996, an increase of $638,000. The increase in sales and marketing expenses was due primarily to costs associated with marketing the PAPNET(R) Testing System in the United States and Europe, including salaries for additional personnel and advertising and promotion costs of the PAPNET(R) Testing System, and to the acquisition of new operations in Hong Kong, China and Taiwan in June and August of 1997.

The Company's cost of sales increased to $8,390,000 in 1997, compared to $5,709,000 during the same period of 1996, an increase of $2,681,000. As was the case for the quarter, this increase was primarily associated with increased royalty expenses as a result of increases in the Company's revenues in the sales territories of the Licensees during 1997, the acquisition of the laboratory business of New System International Ltd. in June 1997 and the expansion of the Company's slide processing and manufacturing capacity.

The Company's research and development expenses increased to $6,196,000 in 1997, from $5,024,000 during the same period of 1996. This increase was due primarily to the expansion of the product development and medical organizations of the Company to support expanded clinical claims and indications, and future enhancements of the PAPNET(R) Testing System.

The Company's general and administrative expenses increased to $6,815,000 during the first nine months of 1997, compared to $5,115,000 for the same period of 1996. This increase was due primarily to higher legal expenses, primarily for litigation, increased recruiting costs associated with the search for a new CEO and severance related costs for the former CEO.

Interest income for the nine month period ended September 30, 1997 was $2,812,000 compared to $4,044,000 during the same period of 1996. This decrease was due primarily to the lower level of cash, cash equivalents and short term investments available to the Company during 1997 as a result of the Company's continuing losses in 1996 and the first nine months of 1997.

Interest expense during the first nine months of 1997 was $1,213,000 compared to $789,000 during the same period 1996. As was the case for the third quarter of 1997, this increase was due to higher average levels of debt and capital lease obligations incurred to finance capital equipment additions.

The Company incurred a net loss during the first nine months of 1997 of $27,738,000, or $0.90 per share, compared to a net loss of $23,813,000, or $0.82 per share during the same period of 1996. The increased net loss was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since its inception primarily by the issuance of equity securities, sales of PAPNET(R) Testing System services, funds received for the territorial license agreements (prior to 1992), interest earned on cash, cash equivalents and short-term investments and proceeds from notes, bank loans and equipment leasing arrangements. In addition, the Company has announced plans to sell PAPNET(R) equipment to laboratories in Europe and has announced that the first contract with a European customer has been signed. The Company expects to generate revenues from this contract in the fourth quarter of 1997.

The Company's combined cash and cash equivalents, and short term investments totaled $52,824,000 at September 30, 1997, a decrease of $30,567,000 from December 31, 1996. During the first nine months of 1997, the Company used $25,858,000 for operating activities, $35,812,000 for investing activities, including the purchase of $30,182,000 of short term investments, while generating $807,000 from financing activities. In addition, the effect of exchange rate changes on cash was $114,000, which accounted for the remaining change to the Company's cash balance.

The primary uses of cash and cash equivalents during the first nine months of 1997 were $27,738,000 (inclusive of $3,827,000 of non-cash items) to finance the Company's net loss, $30,182,000 to purchase short term investments, $3,874,000 to purchase capital equipment, primarily for the manufacture of PAPNET(R) Scanning Stations and related equipment to support the expansion of the Company's scanning capacity, a net amount of $1,156,000 to acquire the Company's new operations in Hong Kong, China and Taiwan (See Note 3 to Condensed Consolidated Financial Statements set forth above), a $600,000 non-recourse loan to the Company's former CEO in connection with his severance agreement (see Note 4 to the Notes to Condensed Consolidated Financial Statements set forth above), $3,012,000 to repay notes, bank loans and capital lease obligations, and $1,947,000 for changes in operating assets and liabilities.

The sources of cash and cash equivalents during the first nine months of 1997 were proceeds of $1,690,000 from notes and bank loans, proceeds of $1,669,000 from capital lease financing transactions (sale/leaseback), a reduction in restricted cash of $181,000 and proceeds of $279,000 from the issuance of common stock, associated with the exercise of stock options.

The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, the Company anticipates that expenditures during the balance of 1997 and in 1998 will continue to be significant due to the cost of marketing the PAPNET(R) Testing System in the United States, the cost of marketing and sales programs in overseas markets, research and development programs for additional clinical indications and claims, and the cost of on-going litigation. The Company anticipates that, during 1997, it will invest approximately $4.0 million for working capital purposes and approximately $7.0 million for capital expenditures, leasehold improvements and the acquisition costs of the Company's new operations in Hong Kong, China and Taiwan. Although funding for capital expenditures is expected to be available out of the Company's cash resources, management believes that it may be desirable for the Company to finance certain of such capital expenditures through additional debt or capital lease obligations.

During 1996 and 1997, the Company entered into loan and equipment lease agreements with two equipment financing companies to provide the Company with approximately $11.0 million of lines of credit to finance certain of the Company's equipment purchases. During 1996 and 1997, the Company borrowed approximately $8.0 million under the agreements. The Company is required to maintain certain financial covenants throughout the duration of both the loan and lease agreements. The agreements stipulate that additional funding can be denied in the event of a material adverse change in the financial condition, operation or prospects of the Company. The loan and lease commitments expire on December 31, 1997. There can be no assurance, however, that the remaining credit line balance of $3.0 million of these loan and equipment lease agreements, or any other financings, will ultimately be obtained by the Company or, if obtained, that the terms thereof will not change or will be reasonable.

The Company anticipates that its current cash and cash equivalents will be sufficient to enable the Company to meet its future operating requirements through 1998. The Company does not expect to generate a positive internal cash flow in the foreseeable future due to continued capital expenditures, working capital requirements, repayment of debt and capital lease obligations, and ongoing losses during the next year, including the expected cost of continued commercialization of the PAPNET(R) Testing System. The Company may need to arrange additional equity or debt financing for the future operation of its business. There can be no assurance that such financing can be obtained or, if it is obtained, that the terms thereof will be reasonable. The Company plans to invest excess funds in short-term instruments, including money market funds.

On November 5, 1997, the Company announced the appointment of Paul Sohmer, M.D. as President and Chief Executive Officer of the Company, and the election by the Board of C. Raymond Larkin, Jr. as the non-executive Chairman of the Board. In addition, the Company increased the size of the Company's Board to eight (8), and appointed Dr. Sohmer as a member of the Board. Mark Rutenberg, the founder of the Company, was appointed non-executive Vice Chairman of the Board. See the Notes to the Condensed Consolidated Financial Statements Note 4, set forth above, which describes in detail the foregoing developments.

As previously reported in the Company's Form 10-Q for the period ending June 30, 1997, in an agreement effective as of June 1, 1997, the Company acquired New System International Ltd., a Hong Kong corporation, for a net purchase price of $1,564,000 and, in an agreement effective as of August 1, 1997, the Company acquired the assets of the Taiwan PAPNET(R) distributor, Papnet Far East Ltd. (Taiwan) through the Company's acquisition subsidiary, New System Ltd., for a purchase price of $392,000. In addition, the Company and its subsidiary, NSI Asia Pacific Ltd., entered into agreements with PFEL pursuant to which the Company received $800,000 for the right of PFEL to receive a royalty of 3% to 4% based on sales in Hong Kong, China and Taiwan. See the Notes to the Condensed Consolidated Financial Statements Note 3, set forth above, which describes in detail the foregoing and related transactions.

To date, the Company has not implemented a program to hedge its foreign currency risk, but may do so in the future.

As previously reported in the Company's Forms 10-Q for the periods ended March 31, 1997 and June 30, 1997, each respectively filed with the Securities and Exchange Commission (the "Commission"), the Company is a defendant in a civil lawsuit brought by Herbst et al., a patent infringement lawsuit filed by NeoPath, Inc. ("NeoPath"), and a civil lawsuit by Cytyc Corporation. The Company is the plaintiff in a lawsuit against NeoPath for patent infringement and additional claims related to unfair business practices, and NeoPath has filed counter-claims against the Company in such lawsuit seeking damages and injunctive relief for false advertising and unfair competition. Each of the foregoing lawsuits have been disclosed in the Company's previous filings with the Commission and no material developments have occurred since the most recent such filing. The Company believes that an adverse judgment in any or all of these cases would not have a material adverse effect on the Company's operations, financial position or cash flows, but there can be no assurance in this regard.

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

See Management's Discussion and Analysis of Financial Condition and Results of Operation in Part I herein for disclosure concerning legal proceedings, which information is incorporated herein by reference thereto.

ITEM 2.   CHANGES IN SECURITIES.

During the third quarter 1997, the Company completed its obligations to report information to the Commission with respect to the use of proceeds of $94,705,000 from the sale of 6,900,000 shares of its Common Stock, par value $.0001 per share, in its initial public offering, declared effective on Securities Act registration statement Form S-1 on December 7, 1995 under Commission file number 33-97722 (the "Offering"). As of the ending date of the current reporting period, the amount of costs incurred for the Company's account and deemed as paid-for from proceeds of the sale of its securities, represent application of all of the Offering proceeds. Such application includes $12,994,000 for the purchase and installation of machinery and equipment, $1,564,000 for the acquisition of other businesses, $2,524,000 for working capital purposes, $71,040,000 for costs and expenses, $2,088,000 for interest expense, $2,388,000 for payment of leases and $2,107,000 for payment of loans. With respect to payment for acquisition of other businesses set forth above, Stephen Ng, M.D., president of NSI Asia Pacific Ltd., a subsidiary of the Company and a member of the Company's Board of Directors until May 15, 1997, is also an officer and principal stockholder of Papnet (Far East) Ltd. ("PFEL"), the seller of New System International Ltd., a Hong Kong corporation, which was purchased by the Company effective as of June 1, 1997 for the net amount indicated above.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.        OTHER INFORMATION.

During the third quarter, the Company acquired the assets of its Taiwan PAPNET(R) distributor, entered into royalty arrangements related to its acquisitions in Hong Kong, China and Taiwan, repriced certain employee stock options, and subsequent to the end of the quarter announced the appointment of a new President and Chief Executive Officer of the Company and a new Chairman of the Board. See the Notes to the Condensed Consolidated Financial Statements, set forth above, which describe in detail the foregoing and related developments.



ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

(a)            Exhibits.

      Number       Exhibit
      ------       -------

       10.32       Form of Employee Replacement Option Agreement, dated July 28, 1997
       10.33       Form of Executive Employment Agreement, dated July 1, 1997
       10.34       Employment Agreement, between Neuromedical Systems, Inc., and Stephen
                   K.C. Ng, M.D., dated as of June 1, 1997
       10.35       Employment Agreement, between NSI Netherlands B.V. and Henk Snyman,
                   M.D., dated as of October 8, 1996, as amended July 1, 1997
       10.36       Stock Purchase Agreement, dated as of June 1, 1997 among NSI Asia
                   Pacific Ltd., Papnet (Far East) Ltd. ("PFEL") and the PFEL Stockholders
       10.37       Asset Purchase Agreement, dated as of August 1, 1997 among New System
                   Ltd., Papnet Far East Ltd. (Taiwan), and the stockholders of Papnet Far
                   East Ltd. (Taiwan)
       10.38       License and Management Services Agreement, dated as of August 1, 1997, between New System Ltd. and Papnet Far East Ltd. (Taiwan)
       10.39       Amended and Restated Representation Agreement, dated
                   September 30, 1997, by and between Neuromedical Systems,
                   Inc.,and Papnet (Far East) Ltd.
       10.40       Sublicense Agreement between NSI Asia Pacific Ltd. and Papnet (Far
                   East) Ltd., dated September 30, 1997
       10.41       Employment Agreement between the Company and Paul Sohmer, dated as of
                   November 4, 1997
       10.42       Option Agreement (A) between the Company and Paul Sohmer, dated as of
                   November 4, 1997
       10.43       Option Agreement (B) between the Company and Paul Sohmer, dated as of
                   November 4, 1997
       10.44       Form of Amendment to Company Stock Option Agreements,
                   dated September 18, 1997, between the Company and
                   Employee Participants in the Neuromedical Systems, Inc.
                   1993 Stock Option Plan (the "Plan") and/or the Plan as
                   amended and restated on October 25, 1995
       11.0        Statement Regarding Computation of Per Share Earnings
       27.1        Financial Data Schedule
       99.1        Cautionary Statement for Purposes of the Safe Harbor Provisions of the
                   Private Securities Litigation Reform Act of 1995*


* Previously filed as an exhibit to the Company's 1996 Annual Report on Form 10-K and incorporated herein by reference thereto.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

               (b) Reports on Form 8-K during the quarter for which this report is filed:

                      July 30, 1997 (Second Quarter 1997 Earnings Report)

SAFE HARBOR STATEMENT
---------------------

Forward-looking statements discussed in this Form 10-Q are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Except for the historical information contained herein, the matters discussed and presented herein are forward-looking statements which reflect the Company's current views with respect to future events and financial performance, which include, but are not limited to, statements regarding Company plans and operations, management assessments and decisions, marketing and promotion strategy, and discussions of product development and performance. The words "believe", "expect", "anticipate", "estimate", "project" and similar expressions identify forward-looking statements, which speak only as of the date hereof. Investors are cautioned that such forward looking statements involve risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated due to many factors, including but not limited to, the Company's continuing negative cash flow, reliance on a single product, competition, dependence on key personnel, the impact on the Company of its territorial license agreements, dependence on patents and proprietary technology, government regulation of products and advertising, success of marketing and sales programs, the impact of third-party reimbursement decisions, litigation and other risks detailed in the Company's Securities and Exchange Commission filings, including its 1996 Form 10-K and Exhibit 99.1 attached thereto. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, a duly authorized officer and the Company's principal financial officer.

                                     NEUROMEDICAL SYSTEMS, INC.

Dated: November 13, 1997             By:  /s/ David Duncan, Jr.
                                          ---------------------
                                          David Duncan, Jr.
                                          Vice President, Finance and
                                           Administration, Chief Financial
                                           Officer