Form 10-K
period 1997-12-31
NEUROMEDICAL SYSTEMS INC
filed 1998-03-31
CIK 866933

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]   ANNUAL REPORT ON FORM 10-K PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                        COMMON STOCK, $0.0001 PAR VALUE
                               (TITLE OF CLASS)

                        PREFERRED STOCK PURCHASE RIGHTS
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the common stock, $0.0001 par value, of the registrant (the "Common Stock") held by nonaffiliates as of March 1, 1998 was approximately $58,265,800. For purposes of the foregoing calculation only, all directors and officers of the registrant, and Goldman, Sachs & Co. and its related affiliates, have been deemed affiliates of the Company. As of March 1, 1998 an aggregate of 31,055,846 shares of Common Stock were outstanding.

  This Annual Report on Form 10-K incorporates by reference Part III of the registrant's 1998 Definitive Proxy Statement filed pursuant to Regulation 14A.

================================================================================

                           NEUROMEDICAL SYSTEMS, INC.

                               TABLE OF CONTENTS
     ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                                                            PAGE
                                                                            ----
 PART I
 Item  1. Business.......................................................     3
 Item  2. Properties.....................................................    19
 Item  3. Legal Proceedings..............................................    20
 Item  4. Submission of Matters to a Vote of Security Holders............    21
 Executive Officers of the Registrant.....................................   21
 PART II
 Item  5. Market for Registrant's Common Equity and Related Stockholder
           Matters.......................................................    24
 Item  6. Selected Financial Data........................................    25
 Item  7. Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................    25
 Item  8. Financial Statements and Supplementary Data....................    33
 Item  9. Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..........................................    34
 PART III
 Item 10. Directors and Executive Officers...............................    34
 Item 11. Executive Compensation.........................................    34
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    34
 Item 13. Certain Relationships and Related Transactions.................    34
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
           8-K............................................................   34
 Signatures...............................................................

                                    PART I

ITEM 1. BUSINESS

OVERVIEW

  Neuromedical Systems, Inc., a Delaware corporation (the "Company") is a healthcare technology company focused on bringing intelligent vision to medicine. It is the Company's objective to become the premier supplier of cytology screening and anatomic pathology diagnostic equipment and services to laboratories. The Company's first and, to date, only product, the PAPNET(R) Testing System, is a sophisticated interactive computer assisted system that assists the laboratory professional in the detection of abnormal cells on cervical cytology specimens (also known as Pap smears). Since its inception, the Company has been primarily engaged in the development, manufacturing and marketing of the PAPNET Testing System, and the scanning of Pap smears at its slide processing facilities.

  In the United States, the PAPNET Testing System is promoted to assist the cytology professional in the examination of conventionally prepared smears that have first been assessed by standard manual microscopic review to be "negative," "within normal limits", or evidencing "benign cellular changes." Outside of the U.S., some of the Company's laboratory customers use the PAPNET Testing System in a variety of modes, including to assist in the interpretation of liquid-based Pap specimens, and Pap smears that have not first been assessed by manual microscopic review.

  As discussed in greater detail below, the PAPNET system may be purchased or leased by the laboratory customer in its entirety or individual components, or accessed on a patient-by-patient basis.

THE CERVICAL PAP SMEAR OPPORTUNITY

  Background. Cancer of the uterine cervix is preceded by a series of curable stages that may progress without symptoms over a period of years until reaching an invasive stage. Treating uterine cervical cancer after it has reached the invasive stage becomes more difficult and expensive, and by then it is not always curable. The Pap test, developed in the 1940s by Dr. George
N. Papanicolaou, is an effective manual screening procedure for the early detection of precancerous and cancerous conditions of the uterine cervix. The Pap test's goal is to reveal early changes in cervical cells that precede or indicate the development of cancer, thereby facilitating timely medical intervention to prevent or treat cervical cancer.

  With early detection, treatment is relatively inexpensive and almost always successful. According to the American Cancer Society, the Pap test has been the primary factor in a 70% reduction in the death rate from cervical cancer over the past 40 years in the United States.

  Pap smears are widely used in North America, Europe and other developed areas to aid in the early detection of cervical cancer and precancerous conditions. The Company estimates that there are more than 50 million Pap smears screened annually in the United States alone, and at least that number screened annually outside the United States.

  The Company estimates that American laboratories diagnose more than 2,000,000 cases of cervical abnormalities each year. The American Cancer Society ("ACS") estimates that there will be approximately 13,700 new cases of invasive cervical cancer diagnosed in the United States in 1998. The Company estimates that there will be approximately 65,000 cases of cervical carcinoma in situ in 1998. In situ cancers are localized lesions which have not yet invaded the surrounding underlying tissues. If treated at this stage, carcinoma in situ will not progress and metastasize (spread beyond the local area) into other parts of the body. Women diagnosed with carcinoma in situ typically are treated by ablative therapy, conization (removal of a portion of the cervix) or hysterectomy, and women diagnosed with invasive cervical cancer are treated with hysterectomy and/or radiation. According to ACS, approximately 4,900 women are expected to die of the disease in the United States in 1998. Outside of the United States, where cervical cancer screening is less prevalent, more than 450,000 new cases of cervical cancer are diagnosed each year. Almost all deaths--and much of the morbidity--due to cervical cancer could be prevented by early-stage detection and treatment.

  Pap smear preparation and evaluation. To prepare a conventional Pap smear, a gynecologist, general practitioner or other healthcare provider scrapes the surface of a woman's uterine cervix to collect a sample of cells. The specimen is smeared onto a 1 (inch) X 3 (inch) slide and preserved with a fixative agent such as alcohol. The Pap smear, along with patient information, is then sent to a laboratory for staining, cover-slipping, screening and diagnosis.

  At the laboratory, a cytotechnologist (a healthcare professional with special training in the examination and interpretation of human cells) conducts a microscopic review of the Pap smear to determine the adequacy of the sample and the presence of any abnormal cells. In determining sample adequacy, cytotechnologists classify each slide as (i) satisfactory for evaluation; (ii) satisfactory but limited by certain characteristics; or (iii) unsatisfactory for evaluation.

  After determining the adequacy of the sample, the cytotechnologist manually screens each Pap smear slide with a microscope to differentiate abnormal cells from normal cells on the basis of size, shape and structural details of the cells and their nuclei. Each Pap smear slide is then classified, typically in accordance with the Bethesda System for Reporting Cervical/Vaginal Cytologic Diagnoses (the "Bethesda System") into one of the following categories: (i) "within normal limits"; (ii) "benign cellular changes"; (iii) Atypical Squamous Cells of Undetermined Significance/Atypical Glandular Cells of Undetermined Significance ("ASCUS/AGUS"); (iv) Low Grade Squamous Intraepithelial Lesions ("LGSIL"); (v) High Grade Squamous Intraepithelial Lesion ("HGSIL"); and (vi) carcinoma. Any slide classified as other than within normal limits or benign cellular changes is considered abnormal and may reflect cell changes that precede the onset of cancer, or cancer itself. Abnormal slides are typically referred to a senior cytotechnologist and pathologist for further review and final diagnosis.

  Treatment following an abnormal Pap smear report. Women with abnormal Pap smears are usually notified to return to their clinician's office for a repeat Pap smear (generally in the case of "ASCUS" reports) or to undergo colposcopy and biopsy procedures (generally in the case of all other classifications). To perform a colposcopy, a clinician uses a device called a colposcope to visually examine the surface of the cervix. If the clinician sees evidence of an abnormal condition (a "lesion"), the clinician usually will take a sample of tissue (a "biopsy") for review by a pathologist. The pathologist's biopsy report constitutes the definitive diagnosis of the abnormal condition, and guides subsequent treatment.

  Treatment of early-stage non-invasive cervical cancer may be accomplished by simple or involved procedures to remove the lesion, depending on its size, nature and location. Once the cancer reaches the invasive stage, the patient's chances for recovery may be reduced and more radical treatment is typically required, such as a hysterectomy and/or radiation. These procedures may expose the patient to risk and result in significant physical and psychological stress.

  False negative and false positive Pap smear results. A "negative" Pap smear result predicts the absence of cervical disease. An abnormal (or "positive") Pap smear predicts the presence of cervical disease. Definitive diagnosis of the presence of abnormality is confirmed by colposcopy and/or biopsy.

  As discussed in greater detail below, a negative Pap smear result does not perfectly predict the absence of disease. When it does not, the Pap smear result is a "false negative." Similarly, a positive Pap smear result does not perfectly predict the presence of disease that will be confirmed on colposcopy and biopsy. When it does not, the Pap smear result is a "false positive."

  False negative results pose the greatest health risk for the female patient, because the lesion that is present inside her may grow and spread undetected, and thereby progress from an easily treatable condition to a life-threatening condition. By the time the disease is symptomatic, treatment will be more invasive, more expensive, and less likely to succeed.

  False positives generally do not pose a significant health risk to the patient, although they may lead to inconvenience and anxiety that could have been avoided. In addition, overtreatment associated with false positives may adversely impact fertility and competence of the cervix.

  Generally speaking, the relative magnitude of economic impact to the health care system is greater with respect to false positives than false negatives, because false positives often lead to a large number of expensive, but ultimately unnecessary, medical procedures.

  Unfortunately, conventional methods to reduce false negatives (erring on the side of conservativism in Pap smear diagnoses, for example), can increase the number of false positives. Similarly, conventional methods to reduce false positives (reducing the number of ambiguous smears reported as "ASCUS," for example), can increase the number of false negatives. This tension has sparked a sometimes passionate debate between those who would commit more resources to avoid false negatives, and those who would reduce false positives in order to conserve funds for other uses (including the recruitment of women who do not regularly receive a regular Pap smear). As discussed in greater detail below, the Company believes that its technology can contribute to a resolution of the tension between the adverse medical consequences of false negatives, and the adverse financial consequences of false positives.

  The causes and consequences of false negative Pap smear results. There is enormous controversy within the healthcare community over the causes of false negative Pap smear results, the correct way to define false negatives, the best way to measure the number and magnitude of false negatives, and the actual health consequences that flow from false negatives. Notwithstanding the controversy, the Company believes that there is substantial consensus in the scientific literature on the causes of false negatives, and considerable evidence that false negative Pap smear results can result in substantial adverse health consequences, including death, for the patients who are affected by them.

  False negative results derive from deficiencies in sampling, screening, and interpretation. There is no agreement as to which of these causes is the most significant. However, cytopathologists generally agree that both sampling and screening deficiencies are a significant source of false negatives, and that errors of interpretation constitute a less common source of false negatives.

  Sampling deficiencies occur as a consequence of either (i) a deficient transfer of cells or (ii) deficient preparation. A deficient transfer of cells means that either abnormal cells do not transfer from the cervix to the clinician's sampling device, or abnormal cells of the lesion on the sampling device do not transfer to the slide. Deficiencies in slide preparation can result for several reasons: the clinician deposits cells on to the slide in thick clumps (which are difficult for the cytotechnologists to analyze), the clinician deposits too few cells on the slide, or the smear dries in the air before the clinician fixes it in alcohol. Air drying can cause an artificial distortion of the size and shape of cells, which makes it more difficult to determine whether abnormalities exist.

  The medical literature and industry participants define sampling false negatives in different ways. Some commentators and participants believe that a sampling false negative occurs when very few abnormal cells exist on the Pap smear slide, or when those cells are obscured by blood or mucus. Others believe that a sampling false negative occurs when there is a complete absence of abnormal cells on the slide, notwithstanding the presence of a lesion in the patient's cervix.

  PAPNET-assisted screening can help the laboratory prevent the first type of sampling false negative, since in some cases a cytotechnologist using the PAPNET technology can locate abnormal cells present on the specimen even when they are scarce or obscured. Manufacturers of liquid-based preparation systems hold that their products can potentially address both types of sampling false negatives, and can substantially eliminate the distortions of air-drying.

  A screening false negative occurs when abnormal cells are present on the slide, but the laboratory does not detect their presence. Screening false negatives are the inevitable consequence of manual microscopic cytology screening.

  Unlike most other high-volume laboratory tests (which have become automated), the cytological examination of the Pap smear is performed manually through visual examination of cells. Cytotechnologists screen up to 100 Pap smears per day using standard light microscopes, usually at 100x magnification. Each of these Pap smears may contain hundreds of thousands of normal cells. The relatively few Pap smears that are abnormal may contain only a very small number of abnormal cells (sometimes fewer than 100) scattered among the vast number of normal cells. The manual screening of Pap smears has been appropriately characterized as a taxing and challenging task. Given inevitable lapses in vigilance and the effects of habituation, cytotechnologists will eventually overlook some evidence of abnormality while screening. As a result, manual screening false-negative rates ranging from 5% to 40% of true positives have been commonly reported in the medical literature over the last 20 years.

  There is enormous controversy over the extent of the adverse health consequences that flow from false negative Pap smear results. On the one hand, those that are concerned about the impact of negative results on individual patients argue that false negatives can have extremely serious adverse health consequences to particular affected women. On the other hand, those who consider the issue from a population perspective argue that the majority of false negatives are not of great consequence because most lesions will regress spontaneously, or the disease will not progress significantly before it is detected in a subsequent Pap smear.

  The National Cancer Institute has reported that as many as 40% of the women who suffer from invasive cervical cancer had a Pap smear within the previous five years. Since it is generally believed five years is less than the usual time for cervical cancer to develop, many of these women may have had an abnormality that went undetected.

  PAPNET-assisted screening can significantly reduce screening false negatives, as discussed in greater detail below. Indeed, in 1996 the Food and Drug Administration (the "FDA") approved the additional product claim that PAPNET testing of routine presumed negative Pap smears can be conservatively expected to identify seven times more false negatives when compared with manual quality-control rescreening of the same number of smears. Other studies have confirmed that PAPNET-assisted rescreening of presumed negative smears can detect more false negatives than manual screening alone, although at different proportionate increases.

  The causes and consequences of false positive Pap smear results. False positive Pap smear results occur in part because cytology screening is inherently subjective and does not generate perfectly reproducible results. False positives occur in great numbers because many smears may appear abnormal but do not necessarily predict the presence of a precancerous lesion in the cervix. Many of these smears are reported as indicating "atypical squamous cells of uncertain significance," or "ASCUS" (industry sources estimate that every year as many as 2,000,000 smears are diagnosed as ASCUS or the equivalent in the United States alone). The medical literature suggests that only 20-30% of ASCUS smears will be associated with a detectable lesion on biopsy. Many clinicians are of the opinion that the reason that the rate of ASCUS reporting is so high is because laboratories would rather err by reporting false positive results than by reporting false negative results.

  An ASCUS report from the laboratory imposes a serious dilemma on the treating clinician. If the clinician decides to colposcope and/or biopsy all patients with ASCUS smear reports, a great deal of economic resources will be used to find a relatively small amount of cervical disease. However, if the clinician elects to follow patients with ASCUS results with less aggressive treatment (such as more frequent gynecological examinations and Pap smears), the clinician and the patient run the risk that a lesion will go undetected and progress to the point that treatment is more invasive and/or less likely to be successful. The Company estimates that over $1 billion is spent every year in the United States alone to colposcope or otherwise follow patients who have had ASCUS Pap smear reports.

  The Company believes that in those parts of the world where laboratories may use the PAPNET system to assist in the primary screening of cervical specimens, PAPNET-assisted screening can help laboratories lower their ASCUS rates by assisting in the detection of precancerous or cancerous lesions that then allows the laboratory to report the results with a more definitive classification than ASCUS or its equivalent. Indeed, three separate and independent studies have shown that PAPNET-assisted review of supposed ASCUS cases can detect evidence of squamous intraepithelial lesions (LGSIL and HGSIL) on 18% to 35% of such smears. These studies suggest that PAPNET-assisted screening may be a useful means for determining the manner of follow-up treatment of ASCUS smears. However, it is not expected that use of the PAPNET system with ASCUS smears will be approved by the FDA for the Company's customers in the United States until the PAPNET system is approved, if it is approved, for the primary screening of Pap smears.

THE PAPNET TESTING SYSTEM--ITS USE BY THE LABORATORY

  In General. The PAPNET Testing System is a computerized image processing system, which can be purchased by the laboratory as a service through one of the Company's central Scanning Centers, or outside of the United States as equipment for installation in the laboratory (under the brand name PAPNET-on-Cyte(TM)). Laboratories may use PAPNET on a reflexive, patient-specific basis (that is, at the request of the particular patient's clinician) or routinely (that is, for every patient as a standard part of the laboratory's screening process). In the United States, the system is approved only for review of conventional Pap smears previously assessed as "negative," "within normal limits," or evidencing "benign cellular changes." Outside of the United States, the system is generally available for use by the laboratory customer in accordance with the professional judgment of its supervising pathologists, and can therefore be used for the primary screening of cervical smears, including both conventional and liquid-based preparations.

  Slides designated for PAPNET-assisted screening are first scanned on a PAPNET Scanning Station, which may reside in the laboratory (in the case of PAPNET-on-Cyte systems) or at an NSI Scanning Center. The PAPNET Scanning Stations' proprietary image processing and neural network computers are designed to scan the hundreds of thousands of cells on the typical Pap smear in order to select color images of 128 potentially abnormal cells and cell clusters from each slide (whether or not such cells are, in fact, abnormal). These 128 images from each slide are recorded on a digital tape cassette or CD-ROM, or downloaded directly from the Scanning Station to the Review Station in the case of PAPNET-on-Cyte systems.

  At the customer laboratory, a certified cytotechnologist specially trained in PAPNET-assisted screening uses the PAPNET Review Station to evaluate the 128 color images from each slide. The PAPNET Review Station's software ensures that the cytotechnologist displays each image at 200x magnification (twice normal screening power) and permits the cytotechnologist to expand any image to 400x magnification. If all of the images appear normal, the cytotechnologist classifies the slide as "negative," and no further examination is required. Customers and independent investigators have reported that cytotechnologists experienced in the use of the PAPNET Review Station can review cases in substantially less time than it takes to perform a conventional manual microscopic review.

  If any one of the 128 images appears to be abnormal, the cytotechnologist classifies the slide as requiring "review." The cytotechnologist then refers to the "x, y" coordinates provided with each PAPNET image and uses the coordinates as a reference point to re-examine the slide directly through the microscope. If, after direct microscopic inspection, the cytotechnologist continues to believe that the slide contains abnormal cells, he or she refers the slide to the laboratory's pathologist for a final diagnosis. In no case does the PAPNET Testing System make a diagnosis of a slide or smear.

  In the United States. The PAPNET Testing System is used in the United States as a supplement to current practice and does not require alteration of the clinician's procedure for the taking of Pap smears, or the laboratory's method of staining or applying the cover slip. The system provides an additional and complementary level of screening for the purpose of decreasing false negative Pap smear diagnoses.

  The clinical trial conducted to support the Company's FDA premarket approval application involved a study of more than 10,000 Pap smears originally classified as "negative" and retrieved from laboratory archives. The trial measured the ability of PAPNET testing to assist in the detection of missed abnormalities on Pap smears previously diagnosed as "negative" from a population of women who nevertheless subsequently developed high grade lesions or invasive cervical cancer (the "Case" group). The system was also used to re-examine "negative" Pap smears from arbitrarily selected women who were not known to have developed cervical lesions or cancer (the "Control" group). The trial results indicated that, when used as an adjunct to manual screening, PAPNET testing can increase the aggregate cervical abnormality detected by up to 30% when compared with the combination of manual screening and routine manual quality control rescreening. The trial results also demonstrated that PAPNET testing assisted in the detection of abnormality which had been originally missed by manual screening for 31.6% of the Case group. For 91.7% of such women, PAPNET testing would have found the abnormality more than a year prior to the biopsy that confirmed the patient's disease, and, for 38.9% of such women, more than two years earlier.

  In 1996, the Company received an additional claim from the FDA that shows that PAPNET testing of routine presumed negative Pap smears can be conservatively expected to identify seven times more false negatives when compared with manual quality control rescreening of the same number of smears.

  During 1998, the Company plans to initiate a multi-site prospective clinical trial designed to support an application to the FDA for approval to promote the PAPNET system for primary screening in the United States.

  Outside the United States. Outside of the United States, the Company's customer laboratories use the PAPNET system in a variety of different ways, including as a reflexive rescreening device (as in the United States) and as a primary screening device that is fully integrated into the laboratory's processes. The United Kingdom's National Health Service is sponsoring two clinical trials, entirely independent of the Company, that are designed to assess the clinical and cost-effectiveness of PAPNET-assisted primary screening of Pap smears. A multi-center primary screening clinical trial is expected be completed in Australia during 1998. Finally, the Company is sponsoring a multi-site, multi-nation European clinical trial to assess the clinical effectiveness of PAPNET-assisted primary screening.

THE PAPNET TESTING SYSTEM -- THE TECHNOLOGY

  The PAPNET Testing System utilizes both algorithmic and adaptive computer technologies, including neural networks. Neural networks represent a relatively new computer technology. Instead of the serial (single) path of programming utilized by conventional computers, neural network computers have thousands of adaptively-formed paths linked in parallel, comprising a network conceptually similar to the network of neurons in the human brain. Neural networks can process immense quantities of information while mimicking the neurological ability to learn from experience. After training on images of a series of "abnormal" and "normal" cells, a neural network can recognize abnormal cells even though they differ considerably from the training set of images. Neural networks excel at solving complex pattern-recognition problems. Because the PAPNET Testing System includes neural networks, it can differentiate potentially abnormal cells from the overlapping normal cells, debris, lymphocytes, blood and neutrophils commonly found on the conventionally prepared Pap smear slide.

  The PAPNET Testing System includes two major subsystems: the PAPNET Scanning Station (and related equipment) and the PAPNET Review Station. The PAPNET Scanning Stations can be located at Scanning Centers owned and operated by the Company, or they can be installed directly into customer laboratories. The PAPNET Review Stations are always located at the customers' laboratories.

  The PAPNET Scanning Station is the principal component of the PAPNET Testing System. It scans each bar-coded and labeled slide in order to select color images of 128 cells and cell clusters deemed by the Scanning Station's algorithmic and neural network computers to be among the most potentially abnormal (whether or not such cells are, in fact, abnormal). The images are recorded on a digital tape cassette or CD-ROM and returned with the slides to the laboratory to be reviewed on the PAPNET Review Station, or downloaded directly to the Review Station in the case of PAPNET-on-Cyte systems.

  The PAPNET Review Station is based upon personal computer technology and includes a large, high-resolution monitor, digital tape or CD-ROM drive and the Company's proprietary PAPNET Review Station software. The images produced by the PAPNET Scanning Station are reviewed and evaluated on the Review Station by one of the laboratory's certified cytotechnologists specially trained in PAPNET-assisted screening.

MARKETING AND SALES--OVERVIEW

  The Company originally expected that its business would develop primarily as a service to laboratories, and that most of its laboratory customers would elect to send smears on a patient-by-patient basis for scanning at the Company's centralized Scanning Centers. This strategy turned out to be expensive to support because of the high cost of sales and high marketing and sales expenses, and for a number of reasons it was only moderately successful at generating sales. Accordingly, the Company is refocusing its strategy toward selling and leasing the PAPNET Testing System directly to laboratories, with the goal that the Company will become the premier supplier of cytology screening and anatomic pathology diagnostic equipment and services to laboratories. As discussed below, the Company relaunched the PAPNET system in Europe in September under the brand name PAPNET-on-Cyte. In the United States, the Company is laying the groundwork to make the same transition that it has already made in Europe and that it plans to make in Asia during 1998. However, due to differences in the laboratory marketplace, reimbursement and regulatory requirements, the Company expects that the transition in the United States will extend at least until the end of 1999.

 Marketing and Sales--Europe

  During the fourth quarter of 1997, management implemented a shift in the direction of its marketing and sales efforts in Europe with the introduction of sales and leasing of PAPNET equipment under the brand name PAPNET-on-Cyte. Under the PAPNET-on-Cyte program, a PAPNET Scanner, Review Station and additional support equipment are placed directly into customer laboratories. The laboratory customer has complete control of the PAPNET testing process, including those functions that were previously performed by Company personnel at Scanning Centers. On the basis of initial fourth quarter 1997 responses from the cytopathology community, the Company believes that PAPNET-on-Cyte will be an attractive alternative for pathologists and laboratory professionals in Europe. However, the Company expects most PAPNET-on-Cyte sales to come from the public sector in European countries where budgetary cycles tend to be slow and unpredictable. Therefore, there can be no assurance as to the magnitude of such sales within the foreseeable future.

  The Company provides customers with a range of options to facilitate financing for the acquisition of PAPNET-on-Cyte Systems. Such options include cash purchase, leasing (financial and operational) and rental programs. In addition to the acquisition price for PAPNET-on-Cyte, the Company assesses a "click charge" to be invoiced on a monthly basis in an amount corresponding to the number of slides scanned. The click charge covers the royalty for the use of the Company's proprietary cell classification software, upgrades of software and hardware for Review Stations, training of cytotechnologists, and a field servicing program that covers routine maintenance and repairs. NSI Europe also recently concluded an agreement with IBM Europe whereby IBM became the preferred financing partner in countries where IBM has a financial division present.

  NSI Europe has subsidiaries in the U.K., Germany, Italy and the Benelux countries, and a branch office in Spain. A pan-European Company sales force of 16 persons works in small teams operating out of Company offices. The Company is considering the use of third party agents and/or distributors to widen sales coverage, and expects to make a determination in this regard during 1998.

  The Company believes that the ability to offer a quality field service program is important to the success of PAPNET-on-Cyte. Since servicing is not the Company's core expertise, the Company has outsourced servicing in each country where PAPNET-on-Cyte systems are placed. The first service partner has been contracted in the

United Kingdom and additional service partnering contracts for other countries are expected to be signed during 1998. The Company will supervise and coordinate the PAPNET-on-Cyte field service outsourcing though its core European Lab Support Group headquartered in Amsterdam. The Company believes that outsourcing servicing permits the Company to deliver quality service in each customer's local language with rapid response time.

  Several recent technical improvements have already increased the usefulness of PAPNET-on-Cyte in laboratories. The Company recently announced the introduction of new software for scanners that allows them to operate with greater independence, and a dedicated network link between scanners and Review Stations.

  In connection with the restructuring of the Company's European sales strategy and the initiation and promotion of PAPNET-on-Cyte, the Company has ceased marketing programs related to sales of slide scanning services through the Amsterdam Scanning Center. The Company expects to close its scanning facility in Amsterdam during the second quarter of 1998 as existing customers shift to PAPNET-on Cyte systems in their own laboratories or at reference laboratories. The Amsterdam office is expected to remain open as regional management headquarters for European strategic development, budget control and planning, and also to provide support operations for the Company's European medical, marketing and financing programs.

  The equipment included in PAPNET-on-Cyte carries the CE Mark, which indicates that the equipment complies with European regulations. The European Union is developing medical device directives that may apply to the PAPNET system. See "--Government Regulation."

 Marketing and Sales--United States

  In the United States, the Company is preparing to make the same transition that it has already made in Europe, and that it plans to make in Asia during 1998. However, due to differences in the laboratory marketplace, reimbursement and regulatory requirements, the Company expects that the transition in the United States will extend until at least the end of 1999.

  The Company believes that the demand for adjunctive PAPNET-assisted rescreening in the United States is limited, and does not expect significant sales growth until the FDA permits the Company to sell the PAPNET system for the primary screening of Pap smears. The Company believes that demand for PAPNET-assisted rescreening is limited because (i) there is no consensus among practicing pathologists that they should perform any Pap smear rescreening, manual or otherwise (beyond required quality control rescreening), (ii) PAPNET-assisted rescreening is perceived as an expensive method of rescreening, even among those pathologists who support rescreening, and (iii) for many patients, there is no source of incremental reimbursement to the laboratory for PAPNET-assisted rescreening, so laboratories that offer PAPNET-assisted rescreening run the risk that it will not be profitable.

  Notwithstanding the limited demand for PAPNET-assisted rescreening, the Company believes that it can continue to generate U.S. revenues while it awaits approval to promote PAPNET testing for primary screening. The Company has developed a two-prong strategy that focuses on (i) segments of the market where the clinical value of adjunctive PAPNET-assisted rescreening may be greater than for typical healthy women, and (ii) laboratories that can commit to rescreen a specified percentage of their negative smears at a substantial discount to the list price for patient-by-patient adjunctive testing. The marketing and communications strategy that supports both aspects of this approach recognizes the laboratory as a key part of the channel of distribution. The selling effort will attempt to enlist the laboratory in an integrated sale that will include the clinician, rather than focus directly on the clinician.

  Targeted adjunctive testing. The Company will emphasize that adjunctive PAPNET-assisted rescreening may be particularly valuable to those patients who may be at increased risk for cervical disease. This group may include women with a history of cervical abnormality, sexually active women who have not been screened in two or more years, women who have had multiple children and who use oral contraceptives, women who had first sexual intercourse at an early age, and women who smoke. The Company believes that clinicians who recommend PAPNET-assisted rescreening on a patient-by-patient basis will be more likely to recommend the test to women who fall into one or more of these categories than for women generally.

  Targeted laboratories. The Company also will offer PAPNET testing at much reduced prices to laboratories that commit to rescreen a specified percentage of their negative smears for PAPNET-assisted rescreening. The Company believes that such pricing arrangements will be attractive to laboratories that are particularly supportive of PAPNET testing, and that have a greater than average ability to obtain additional reimbursement for a significant percentage of their Pap smears.

  The Company has also revised its strategy for communicating with pathologists, clinicians and patients. Through the first four months of 1997, the Company directed advertising toward all three segments, in the hope that interest from women would motivate clinicians to request PAPNET-assisted rescreening and pathologists to perform it. However, the Company has concluded (for the foreseeable future) that continued large expenditures for advertising are not likely to produce commensurate sales. Accordingly, during the second half of 1997 the Company implemented a major shift in its medical communications strategy. The Company now provides information and education to patients primarily through laboratories and clinicians, rather than through direct-to-consumer advertising, and communicates with both laboratories and clinicians through channels other than advertising. The goal of the strategy is to enlist the cooperation and support of key laboratory personnel, including pathologists, cytotechnologists and laboratory business managers, in the dissemination of educational and informational programs to clinicians and their patients.

  United States marketing and sales expenses during 1998 are expected to be substantially less than in 1997 and 1996, because direct selling to laboratories and their clinician clients costs much less than the national direct-to-consumer campaign waged by the Company in 1996 and 1997.

 Marketing and Sales--Asia Pacific

  In the Asia Pacific region, PAPNET Testing System is promoted as a high standard semi-automated tool to improve accuracy and cost effectiveness of primary and secondary screening of Pap Smears. In response to divergent market conditions in the Asia Pacific region and unique factors affecting various local environments, the Company has formulated a series of country-specific sales and marketing programs.

 Hong Kong

  Cytology in Hong Kong is well established, although the Company estimates that only about 20% of the adult female population undergo annual Pap smear screening. Such rates of screening also appear to be the norm in most other Asian cities, however, available data indicate a generally increasing trend of Pap smear screening of about 10% each year in Hong Kong. Approximately half of Pap smears are read by government-owned laboratories and the other half by private laboratories. During the past three years, Company marketing efforts have been directed at the private market to provide vertically integrated PAPNET screening services. As a result, approximately 30% of the privately screened slides in Hong Kong now undergo PAPNET-assisted screening through the Company's wholly-owned cytology laboratory, Compuscreen Medical Diagnostic Centre. The Company believes there is a high degree of support among Hong Kong private laboratories with respect to the benefits of computer-assisted Pap smear screening and further believes that this private sector acceptance will facilitate adoption of PAPNET in the public sector over the long term. Accordingly, the Company is preparing for implementation of a marketing program to sell scanning equipment and scanning services to Hong Kong government institutions.

 Taiwan

  As in Hong Kong, cytology is well established in Taiwan. The Company estimates that approximately 1.2 million Pap smears are screened in Taiwan each year, representing about 20% of the adult female population. Cervical cancer is considered the number one cause of cancer death among women in Taiwan and the government has indicated a strong interest in taking action to lower mortality from this disease, including implementing a free Pap smear screening program for women 40 years and older. The government also recognizes the importance of reducing false-negative smears and has undertaken programs to improve the accuracy of screening. PAPNET is marketed as supplemental screening in Taiwan and is a self-paid test. Three of the largest laboratories in Taiwan are now PAPNET certified and are able to offer PAPNET Testing. At present, slides are scanned at the Company's Hong Kong Scanning Center.

 China

  Unlike Hong Kong and Taiwan, China's cytology is substantially underdeveloped, with only a small number of adequately trained cytologists and cytopathologists. Although data are limited, available information indicates that Pap smear screening, once popular and mandatory, has been neglected in the past decade. The Company believes that use of PAPNET as a primary screening application best addresses women's public health issues in China by improving both accuracy and efficiency of existing Pap smear practice. All slides are currently sent to the Company's processing center in Hong Kong for PAPNET scanning. There are now three PAPNET certified cytology laboratories in China, and more than forty hospitals and laboratories send at least some of their Pap smears for PAPNET-assisted screening. Following PAPNET scanning, approximately half of the slides are reviewed on PAPNET Review Stations by the Company's Compuscreen cytology laboratory, while the other half are returned to the certified laboratories for local review on PAPNET Review Stations. The Company anticipates that business in China during 1998 will continue to be predominantly service oriented, with equipment sales following in future periods as the market expands, however there can be no assurance in this regard.

  Pursuant to the existing treaty between the Government of the United Kingdom and the People's Republic of China, Hong Kong reverted to and become part of China in July 1997. The Company is uncertain as to the long-term impact, if any, that such a change in government will have on its business operations in the Asia Pacific region.

THIRD-PARTY REIMBURSEMENT

  Some private third-party medical insurance payers and government agencies offer reimbursement for laboratory testing associated with routine medical examinations, including Pap smears. In the United States, many Pap smears are currently paid for by the patient, and the level of reimbursement by third-party payers that do provide reimbursement varies considerably. Third-party payers (including, but not limited to, Medicare/Medicaid, private health insurance plans, health administration authorities in foreign countries and other organizations) may affect the pricing or relative attractiveness of the Company's products and services by regulating or limiting the amount of reimbursement for PAPNET testing provided by such payers or by not providing any reimbursement at all. Restrictions on reimbursement may limit the price which the Company can charge for its services or reduce the demand for PAPNET testing. In addition, if Medicare and Medicaid do not provide for reimbursement of PAPNET testing, or, if the level of reimbursement is significantly below the amount laboratories charge for performing PAPNET testing, the size of the potential market available to the Company may be reduced. By early 1998, the Company was aware of only one state Medicaid payer that reimbursed for PAPNET-assisted rescreening, and Medicare reimbursement was significantly below the amount that laboratories charge for performing PAPNET-assisted rescreening. There can be no assurance that costs associated with PAPNET testing will ever attain general widespread reimbursement or that the level of reimbursement to clinical laboratories for PAPNET testing will achieve or be maintained at levels necessary to permit the Company to generate substantial revenues. In the international market, reimbursement by third-party medical insurance payers, including governmental insurers and providers, varies from country to country. In certain countries, the Company's ability to achieve significant market penetration may depend upon whether private third-party or governmental reimbursement is available.

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

  NSIL has been designated as an "Approved Enterprise" by the Investment Center, a government agency of the Ministry of Industry and Commerce and the Ministry of Finance of the Government of Israel. Such status makes NSIL eligible to receive government guaranteed loans under certain terms and conditions. The outstanding amount as of December 31, 1997 under long-term loans derived from this program was approximately $1.9 million.

  The PAPNET Review Station is based on "off-the-shelf" personal computer technology manufactured by third-party vendors and shipped to laboratories. Final assembly is done at the laboratories by Company personnel who install software, affix applicable labels and align the laboratory's microscope to the "x, y" coordinates associated with the PAPNET Testing System.

  The Company expended approximately $8,362,000, $6,785,000 and $5,172,000 in the years ended 1997, 1996 and 1995, respectively, on research and development related to the PAPNET Testing System. In early 1998, the Company announced plans to consolidate product development in the United States by the end of 1998. The purpose of the consolidation is to bring product development closer to the customer base and to manage product development more effectively. Since the engineers principally responsible for the Company's proprietary cell classification technology already work in the United States operation, the Company expects that it will not suffer extensive development delays as a consequence of the consolidation.

PATENTS AND PROPRIETARY RIGHTS

  The Company's first U.S. patent issued on October 23, 1990. The Company's patents cover various technologies applicable to the Company's current and planned businesses. Some of the technologies covered by the Company's patents include the application of neural networks, adaptive processing, and non-algorithmic processing to the classification of cytological specimens generally. In addition, the Company owns patents which cover interactive screening of specimens in which certain cells from a specimen are automatically selected and displayed for focused human review. The Company's PAPNET Testing System is specifically disclosed and claimed.

  The Company has nine issued United States patents and several pending patent applications. The Company's issued United States patents do not begin to expire until at least 2008. The Company also has been issued patents in several foreign countries, including certain European countries, Canada and Australia, and has applied for patent protection in numerous other foreign countries, including Japan and certain European countries.

  The Company is not aware of any patents held by others that would prevent the Company from manufacturing and commercializing, in the United States and abroad, the PAPNET Testing System as it currently exists. Nevertheless, one of the Company's competitors, NeoPath, Inc. ("Neopath"), has sued the Company in the United States District Court for the Western District of Washington for patent infringement. In addition, the Company has sued Neopath for patent infringement and other claims in the United States District Court for the Southern District of New York. See "Legal Proceedings" under Item 3 of Part I herein.

  The Company has trademark/service mark registrations for "Neuromedical Systems," "NSI," "PAPNET," "Advancing the Vision of Cytology," "PAPNET-on-Cyte," and the Company's logo design and other marks in the United States. Applications to register several of these marks have been filed in several foreign countries, and the registrations for many of these have already issued.

  In May 1995, a competitor of the Company filed with the U.S. Patent Office requests, which the Patent Office granted, for re-examination of three of the Company's issued United States patents which relate to technology on which the PAPNET Testing System is based. The re-examination process was completed in 1996 for each of the re-examined patents and Re-examination Certificates have been received by the Company from the Patent Office confirming or finding patentable all claims of the re-examined patents. The Company also added claims to one patent during the re-examination process.

TERRITORIAL LICENSES

  From 1989 through 1991, the Company entered into various license agreements for the states of Ohio, Kentucky, Nevada, Missouri, Georgia, North Carolina, Utah, Arizona and the metropolitan area of Chicago and San Diego County, which in the aggregate account for approximately 20% of the population of the United States (the "License Agreements" and each licensee thereof, a "Licensee"). The Company received net proceeds of approximately $3.5 million from the sale of the License Agreements. The Company estimates that its royalty obligation will amount to an expense of approximately 10% of the Company's United States revenues over the term of the License Agreements, however, the actual expense of such royalties may differ from the estimated percentage depending on variation in geographical origin of Company revenues. In 1997, the Company's royalty obligation was equal to approximately 18.9% of the Company's United States revenues, because a disproportionate share of revenues came from certain licensed territories.

  In December 1995, the Company and the Licensees entered into a settlement agreement (the "Settlement Agreement") and a warrant exercise agreement, the effect of which included the clarification of previously disputed elements of prior license agreements. In accordance with the Settlement Agreement, the Company will enter into new licenses with the respective Licensees (or their successors-in-interest, as the case may be) pursuant to which the rights and obligations of the Licensees will be clarified but with respect to which the economic terms of the License Agreements will not be materially altered (each, a "Restated License"). Each Restated License will provide, however, that a slide received from multistate national laboratories will be deemed to have been received from licensed territories pro rata according to each territory's population as a percentage of United States population. The Restated Licenses will expire on December 31, 2025. In 1996, the Licensees that held the licenses to Ohio, Kentucky, Missouri, Georgia, North Carolina and the metropolitan area of Chicago consolidated into NetMed, Inc., an Ohio corporation the common stock of which is traded publicly under the ticker symbol NMD. Also in 1996, the Licensees that held the licenses to Nevada, Arizona, Utah and San Diego County consolidated into Cytology West, Inc. ("CWI"), a privately-held Nevada corporation. The president of CWI is Carl Genberg, a director of the Company.

  In addition, the provisions of an agreement, dated October 3, 1990, granted certain rights to be the Company's sole licensee for distribution of the PAPNET system in Canada. The agreement provides that such "licensee shall be entitled to terms which are at least as favorable as those in any domestic United States of America licenses." A license has not been negotiated. There can be no assurance that the terms of such license, when it is negotiated, or the activities of the licensee thereunder, will not have material consequences on the profitability of the Company's business in Canada. Joseph Salamon, a former director of the Company, is the agent of the record holder of the rights to the Canadian license.

DISTRIBUTION AGREEMENTS AND OTHER EXCLUSIVE ARRANGEMENTS; ASIA PACIFIC ACQUISITIONS AND ROYALTY ARRANGEMENT

  Until June 1, 1997, the Company was a party to an exclusive representation agreement with Papnet (Far East) Ltd. ("PFEL") for the distribution of the Company's PAPNET Testing System in Asia Pacific markets. In addition, the Company paid certain management fees in connection with assistance rendered by PFEL with respect to the establishment of the Company's Asia Pacific operations center in Hong Kong. Dr. Stephen Ng is the president and an 18.3% stockholder of PFEL and was member of the Company's Board of Directors from 1994 until the Company's 1997 Annual Meeting of Stockholders when his term of office expired and he did not stand for reelection. In a stock purchase agreement effective June 1, 1997, NSI Asia Pacific Ltd., a wholly-owned subsidiary of the Company, acquired New System International, Ltd. ("New System International"), a Hong Kong corporation and the former operating subsidiary of PFEL. Dr. Ng served as president of New System International prior to its acquisition and continues in such capacity for the Company, as well as serving as Vice-President, Asia Pacific. In a related transaction, effective August 1, 1997, the Company acquired all of the assets of its former distributor of PAPNET in Taiwan. As part of the acquisition of New System International and the Taiwan distributor, PFEL entered into a royalty arrangement with the Company pursuant to which it paid the Company $800,000 for the right to receive 3% to 4% of Company sales revenues in Hong Kong, China and Taiwan over a 15 year period.

  From time to time in certain foreign markets, the Company has agreed to do business exclusively with one or two local laboratories for a limited period of time. The Company has entered into such commitments to secure certain minimum quantities of business from such laboratories and investment from such laboratories in local marketing and sales efforts.

GOVERNMENT REGULATION

  United States. The PAPNET Testing System is a medical device subject to extensive regulation in the United States by the FDA and by other federal, state and local authorities. The FDA regulates the research, development, clinical studies, manufacturing, processing, packaging, labeling, distribution, promotion and post-market surveillance of medical devices in the United States.

  Preclinical and clinical trials of medical devices must be conducted in conformity with all applicable FDA regulations, including, with respect to preclinical trials, Good Laboratory Practice regulations. In addition, state and local permits may be required under regulations relating to clinical activities.

  Under the Federal Food, Drug and Cosmetic Act, the PAPNET Testing System is a Class III medical device, subject to the most stringent FDA review of any medical devices to ensure that the device is safe and effective before commencement of marketing, sales and distribution for clinical use in the United States. A maker of Class III devices (such as the Company) must generally subject its product to clinical trials, and thereafter submit to the FDA an application supported by extensive data, including clinical trial data, to prove the safety and effectiveness of the product. As part of the FDA application, the device maker must submit a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling.

  The Company is required to register with the FDA and to submit device listing information for products in commercial distribution, and is subject to periodic reinspection by the FDA for compliance with Quality System regulations with respect to manufacturing, testing, distribution, storage and control activities. Labeling and promotional activities are also regulated by the FDA. The Company is required to provide the FDA with periodic reports containing safety and effectiveness information.

  Although the Company has received approval for the PAPNET Testing System from the FDA for the rescreening of conventional Pap smears that have been previously assessed as "negative," "within normal limits" or "evidencing benign cellular changes," there can be no assurance that the Company will obtain the required regulatory approval for any future product that it may develop or other indications for the PAPNET system (including primary screening), on a timely basis, if at all. Furthermore, additional regulatory requirements could be imposed by legislation or regulation. If the FDA believes that the Company is not in compliance with the law or related regulations, the FDA can take one or more actions, including the following: withdraw previously approved applications; require notification to users regarding newly found, unreasonable risks; request repair, refund or replacement of faulty devices; request corrective advertisements, formal recalls or temporary marketing suspension; or institute legal proceedings to detain or seize products, enjoin future violations or assess criminal penalties against the Company, its officers or employees. Civil penalties for Food, Drug and Cosmetic Act violations may be assessed by the FDA in lieu of or in addition to instituting legal action. Any such action by the FDA could result in disruption of the Company's operations for an indeterminate period of time. Various states in which the Company's products are sold or may be sold in the future may impose additional regulatory requirements.

  In May 1996, the FDA issued a "warning letter" to Papnet of Ohio, Inc. (subsequently merged and consolidated with certain other Licensees of the Company into NetMed, Inc.) concerning certain material posted on Papnet of Ohio's site on the World Wide Web. Papnet of Ohio responded to the warning letter. Papnet of Ohio is unrelated to the Company other than as a Licensee. Although the warning letter was addressed to Papnet of Ohio, the Company has modified certain of its promotional materials in response to the warning letter. See "--Territorial Licenses."

  From time to time, the Company has received "untitled" letters from the Office of Compliance of the Center for Devices and Radiological Health of the Food and Drug Administration ("FDA Compliance"), relating to the Company's promotional activities. In addition, in 1994, prior to the approval of the pre-market approval application for the PAPNET Testing System, the Company received a "warning letter" with respect to certain alleged pre-approval promotional activities. In each case, the Company has responded to the FDA's concerns and no enforcement action has been taken. The Company believes that each of these letters from FDA Compliance were in response to complaints lodged with FDA by the Company's competitors.

  International. The Company's products are subject to a variety of regulations in certain international markets, including Europe. Some European countries have established national regulations relating to in vitro diagnostic medical devices, such as the PAPNET system. These regulations do not typically require premarket approval, but may impose other requirements.

  In vitro diagnostic medical devices such as the PAPNET system are not currently subject to medical device directives issued by the European Union ("EU"). The Company anticipates, however, that the EU will soon propose a directive for in vitro diagnostic medical devices that would establish a basis for harmonized regulation of such devices among EU member states. Such a directive would likely establish a deadline for compliance. If enacted, the directive would apply only to member states of the EU and the European Economic Area. Other European countries, however, may enact national laws that would conform to the directive. There can be no assurance that the PAPNET Testing System or any other product that the Company may develop will obtain any required regulatory clearance or approval on a timely basis, if at all.

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

  In addition, the Company's direct clients, clinical laboratories, are subject to state regulation, inspection and licensing. In recent years, a number of states, including New York and California, have adopted regulations limiting the number of slides which can be manually examined by a cytotechnologist in a given period. To the Company's knowledge, none of these regulations explicitly limits the number of slides that may be examined in connection with PAPNET rescreening. There can be no assurance, however, that such states or other states will not limit the number of slides which may be examined using PAPNET testing during any particular time period, or that any such limitations will not have an adverse effect on the acceptance of the PAPNET Testing System in the marketplace or the ability of the Company to generate substantial revenues.

COMPETITION

  The Company is currently aware of four principal competitors which are engaged in efforts to automate one or more aspects of cervical smear screening. Three competitors, Cytyc Corporation ("Cytyc"), AutoCyte Inc.

("AutoCyte", formerly a unit of Hoffman-La Roche's Roche Image Analysis Systems) and Morphometrix Technologies Inc. ("Morphometrix") are focused on the development of devices for the production of monolayer slides, an alternative to the conventional Pap smear method of specimen collection and preparation. In addition, AutoCyte and Morphometrix have announced that they are each developing imaging and automated analysis systems for use with monolayer slide preparations. AutoCyte has stated that it expects to receive FDA premarket approval of its PREP(R) monolayer slide preparation system in 1998 and that it expects to file during 1998 a premarket approval application for its AutoCyte SCREEN(R) automated interactive cervical cancer screening system. Morphometrix has stated that it expects clinical trials to begin during the first quarter of 1998 with respect to CYMET, its automated image analysis system, with a view to obtain regulatory approval and product launch in the first half of 1999. Morphometrix intends CYMET to be employed using CYPREP, a fluid-based monolayer Pap sample system, which Morphometrix has announced that it is developing using the ThinPrep(R) monolayer technology. Cytyc received approval from the FDA in May 1996 to market its ThinPrep(R) preparation to laboratories, for the purpose of filtering out blood, mucus and other material from the specimen for cervical cancer screening as a replacement for the conventional Pap smear method. In addition, Cytyc received FDA approval in November 1996 to expand its product labeling to include the claim that the ThinPrep(R) System is significantly more effective in detecting Low Grade Squamous Intraepithelial Lesions and more severe lesions in various populations than the conventional Pap smear method. Cytyc labeling may also indicate that the specimen quality using the ThinPrep System(R) is significantly improved over that of the conventional Pap smear method.

  The Company estimates that conventionally prepared Pap smears account for approximately 90% of the Pap smears analyzed in the United States and Australia, and virtually all of the Pap smears screened in Europe and greater China, the Company's other major markets. However, liquid-based preparations (including particularly the ThinPrep(R) Pap Test(TM)) are rapidly gaining in popularity in the United States and Australia, and the Company expects that such preparations could account for a significant portion of the market in the United States within two years. The leading manufacturer of such preparations, Cytyc, has announced the formation of a European business unit for the purpose of selling its ThinPrep(R) Pap Test(TM) in that market, but the Company is not aware of material sales to date in Europe.

  The PAPNET system is not currently approved by FDA for the rescreening of ThinPrep(R) Pap Test(TM) slides or other liquid-based preparations, so a decision by a clinician or laboratory to use the ThinPrep(R) preparation for a particular patient precludes PAPNET-assisted rescreening for that patient. However, the Company has announced its intention to include liquid-based preparations in its clinical trial designed to establish the safety and effectiveness of the PAPNET system for the primary screening of Pap smears. If the Company is successful in such trial and receives FDA approval for this expanded use, the Company believes that the ability of its PAPNET system to be used with both conventional and liquid-based preparations without modification or adjustment will be a significant competitive advantage.

  The other competitor of which the Company is aware, NeoPath, has developed a device for automated primary screening of conventional Pap smears, for which it submitted to the FDA a pre-market approval supplemental application. The FDA Hematology and Pathology Devices Panel (the "Panel") held a public meeting on January 28, 1998 to consider recommending approval of such supplement. The Panel recommended approval of such supplement, subject to certain enumerated conditions. NeoPath has stated that it expects FDA approval within the next few months. In addition, on September 29, 1995, the FDA granted approval to NeoPath for the AutoPap(R) QC System to be used as part of a laboratory's quality control procedures.

  According to NeoPath, the AutoPap(R) QC System is designed to sort Pap smear slides into two groups, one classified as "negative" and one classified for "review." The group of slides classified for review, which constitutes a specified percentage of the whole, is again reviewed manually by the cytotechnologist through a conventional microscope. In contrast, cytotechnologists trained in the use of the PAPNET Testing System evaluate the 128 color images from each slide on the PAPNET Review Station. If all of the images appear normal, the cytotechnologist classifies the slide as "negative," and no further examination is required. If any one of the 128 images appears to the cytotechnologist to be abnormal, the cytotechnologist classifies the slide as "review" and then re-examines the slide manually under the microscope. Every slide screened using the PAPNET system receives a directed, professional human analysis, either of the PAPNET images or of both the images and the slide.

  The Company believes that at present it is still too early to determine the competitive effects resulting from an FDA advisory panel's recommendation that FDA approve Neopath's primary screening system. The Company believes that FDA approval of NeoPath's system may lend credibility to the use of computer-assisted screening systems generally, and such approval would not necessarily be adverse to the Company's long term interests. The Company has placed a high priority during 1998 on initiating clinical trials with respect to the use of the PAPNET(R) Testing System as a primary screening device to support a premarket approval supplemental application to the FDA, however there can be no assurance of such approval on a timely basis, or at all.

  The Company's known competitors or other companies may develop new products and technologies that prove to be more effective than the PAPNET Testing System or that may be viewed by clinical laboratories as reducing operating costs (for example, by reducing the number of cytotechnologists used in screening). In addition, competitive products and technologies may be manufactured and marketed more successfully than the PAPNET Testing System. Such developments could render the PAPNET Testing System less competitive or possibly obsolete, and could have a material adverse effect on the Company. The Company will be required to compete with respect to product effectiveness, price, manufacturing and slide processing efficiency, marketing capabilities and customer service and support, areas in which it currently has limited experience.

  In addition to competitors attempting to develop fully automated or semi-automated systems for the screening or rescreening of Pap smears or alternative forms of Pap smears (such as liquid-based preparations), there may in the future be alternate techniques or technologies for the detection or prevention of cervical cancer, including in vivo devices and vaccines for human papilloma virus ("HPV"), which is implicated in most cases of cervical cancer. Although no such technique has been demonstrated to be useful as a substitute for the Pap smear, there can be no assurance that new techniques or technologies will not one day supplant or replace the Pap smear in medical practice.

EMPLOYEES

  As of February 28, 1998, the Company employed 241 persons, including 32 persons in product development and engineering, 13 persons in medical and regulatory affairs, 52 persons in slide processing operations, 20 persons in manufacturing and quality assurance, 71 persons in marketing, sales and customer training and 53 persons in administrative capacities. The Company is not subject to any collective bargaining agreements and believes that its relationship with its employees is good.

CUSTOMERS

  Although the Company's customer base is broadly diversified, one customer, Laboratory Corporation of America, did account for more than 10% of the Company's revenues during fiscal 1997.

SEGMENTS; SEASONALITY; ENVIRONMENTAL COMPLIANCE

  The Company is a single segment business. The Company believes that Pap smear testing is not subject to any material degree of seasonality. See Items 6, 7 and 8 of Part II herein for financial information regarding the Company.

  The Company believes that compliance with federal, state and local rules and regulations which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will not have a material effect on capital expenditures, operations or competitive position of the Company and its subsidiaries. The Company does not anticipate any material expenditure for environmental control facilities for the remainder of its current fiscal year or in the succeeding fiscal year.

CAUTIONARY STATEMENT

  Investment in the Company's securities involves a high degree of risk. In evaluating an investment in the Company's securities, Company stockholders and prospective investors should carefully consider the risk factors discussed in
Exhibit 99.1, which is attached hereto, and the information detailed in this Form 10-K under Item 1 Business and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in the Company's other filings with the Securities and Exchange Commission.

  This Form 10-K, the Company's Annual Report to Stockholders, any Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect the Company's current views with respect to further events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. For information regarding these risks and uncertainties, see the Cautionary Statement set forth in Exhibit 99.1 and
Item 1 Business and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-
K. The words "believe", "expect", "anticipate", and similar expressions identify forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. PROPERTIES

  The Company's executive offices are located in Suffern, New York, in approximately 23,500 square feet of leased space. The Company believes that such facilities will be sufficient for the Company's executive office needs during the foreseeable future.

  The Company's United States Scanning Center is located in New Jersey in approximately 26,500 square feet of leased space. Additional Company administrative offices are also located at this site. The Company believes that the New Jersey Scanning Center slide processing operations facilities will be adequate to meet demand for PAPNET testing through 1998. The Company also anticipates that its administrative offices at the New Jersey facility will be sufficient to meet foreseeable Company demand.

  The European Scanning Center and the Company's European sales and marketing staff are located in approximately 16,300 square feet of leased space in Amsterdam, The Netherlands. The Company expects to close the scanning operations at this facility during 1998. The Company believes that the facility will be adequate to meet PAPNET slide processing requirements through such anticipated closing and continue to be sufficient for administrative office space needs thereafter. The Company also maintains small sales offices in the United Kingdom, Germany and Italy, which the Company believes will be sufficient to meet its needs during the foreseeable future.

  NSIL's manufacturing facility occupies an aggregate of approximately 25,900 square feet of leased space at Kiryat Weizmann, Rehovot, Israel. The Company believes that its existing facility is adequate to meet the anticipated demand for PAPNET scanners and related equipment through 1998. The Company believes that, based on current market conditions, any additional manufacturing space that could be required will be readily available on terms similar to those of the current facility. Any new or expanded manufacturing facility is subject to regulation by the Food and Drug Administration and may require a facility inspection before it can be used to manufacture medical devices for use in the United States.

  The Company's Asia Pacific operations are headquartered in the Hong Kong Institute of Biotechnology, an affiliate of the Chinese University of Hong Kong in Shatin, the New Territories, Hong Kong. The Hong Kong center occupies an aggregate of 8,264 square feet of leased space. This facility accommodates the administrative offices of NSI Asia Pacific Ltd. and New System International Ltd. The facility also houses NSI Hong Kong Ltd., which operates the Company's Asia Pacific Scanning Center, and Compuscreen Medical Diagnostic Centre which is the Company's wholly-owned cytology laboratory. The Company anticipates that its Asia Pacific facilities will be sufficient to meet requirements during the foreseeable future.

  The Company's Australian office occupies approximately 800 square feet which the Company believes will be sufficient through 1998.

ITEM 3. LEGAL PROCEEDINGS

  On December 4, 1995, the Company was served with a Summons and Complaint in an action entitled Herbst et al. v. Neuromedical Systems, Inc. et al., in the Supreme Court of the State of New York. The plaintiffs in this suit allege, among other things, that pursuant to written contracts, which they claim the Company has breached, they were entitled to be issued warrants exercisable for the purchase of approximately 128,000 shares of common stock at various prices. They further allege that the Company and certain of its officers and directors made fraudulent misrepresentations and took other allegedly improper actions that diminished the value of the warrants they claim they are entitled to under these contracts. On January 31, 1996, the plaintiffs served the Company with an Amended Complaint alleging legal claims similar to those in the original Summons and Complaint served on the Company, but adding one of the Company's former directors as a defendant and specifying that the plaintiffs are seeking compensatory damages from the Company and one of its former officers and a former director totaling $114 million and punitive damages totaling $175 million. On February 23, 1996, the defendants moved to dismiss the Amended Complaint and on November 27, 1996, the New York State Supreme Court issued an opinion dismissing all of the plaintiff's claims that the Company and certain officers and directors committed fraud and other improper actions that allegedly diminished the value of the warrants plaintiffs claim they are entitled to receive. The Court denied the Company's motion to dismiss plaintiffs' breach of contract claim, and plaintiffs continue to seek $39 million in compensatory damages and $75 million in punitive damages. The Company intends to continue to vigorously defend this action. The Company believes that, in any event, the damages claimed bear no relation to the harm alleged and believes an adverse judgment in this case would not have a material adverse effect on the Company's operations, financial position or cash flows.

  On July 15, 1996, the Company filed a lawsuit against NeoPath Inc., a competitor of the Company, in the United States District Court for the Southern District of New York, seeking damages and injunctive relief for patent infringement, false advertising, unfair competition, intentional interference with business relations and damage to business reputation. In the lawsuit, the Company alleges that NeoPath willfully misappropriated the Company's patented technology and used such technology in NeoPath's AutoPap(R) 300 QC System. The Company also alleges that NeoPath falsely characterized and made misleading comparisons to consumers and securities analysts of the AutoPap(R) 300 QC System and the Company's PAPNET Testing System. NeoPath has denied all allegations and, in addition, it has filed counterclaims against the Company seeking damages and injunctive relief for false advertising and unfair competition. In the counterclaims, NeoPath alleges that statements made by the Company characterizing the performance of the PAPNET Testing System, and its effectiveness relative to NeoPath's AutoPap(R) 300 QC System, as well as other statements, are false and misleading and constitute misrepresentations. The Company believes that NeoPath's assertions are without merit. In the second half of 1997, the Company filed, briefed and argued a motion for a preliminary injunction against further manufacture of the AutoPap(R) 300 QC System. That motion is still pending. Although the duration, costs and ultimate outcome of this lawsuit are unknown, the Company expects that the costs of pursuing this lawsuit will be significant during 1998.

  On March 28, 1997, Neopath, Inc. filed a patent infringement lawsuit against the Company in the United States District Court for the Western District of Washington. The lawsuit seeks to enjoin the Company from allegedly infringing three of Neopath's patents. Neopath is seeking preliminary and permanent injunctive relief as well as compensatory damages, including treble damages. On March 18, 1998, NeoPath and the Company filed a stipulated dismissal of two of the three NeoPath patents asserted against the Company in this case. Also on March 18, 1998, the Company filed a motion for summary judgment of non-infringement on the remaining NeoPath patent. NeoPath has yet to respond to the Company's motion for summary judgment and the Court has not yet decided whether to grant or deny the Company's motion. Also on March 18, 1998, NeoPath filed a motion for leave to amend its Complaint to add an allegation of infringement of a further NeoPath patent. The Company has yet to respond to NeoPath's motion for leave to amend and the Court has not yet decided whether to grant or deny NeoPath leave to amend its complaint. The Company believes that it has valid legal and factual defenses to NeoPath's allegations of infringement of the patent currently in the lawsuit as well as to NeoPath's allegations of infringement of the patent it seeks to add to the lawsuit through amendment of the Complaint. The Company intends to continue to vigorously defend this action. The Company also believes that an adverse judgment in this case would not have a material effect on the Company's operations, financial position or cash flow.

  On March 18, 1998, NeoPath also filed an additional patent infringement lawsuit against the Company in the United States District Court for the Western District of Washington. The lawsuit seeks to enjoin the Company from allegedly infringing two additional NeoPath patents. NeoPath is seeking preliminary and permanent injunctive relief as well as compensatory damages, including treble damages. The Company has not yet filed an answer to the Complaint in the lawsuit and is still evaluating NeoPath's allegations. Based on its initial review, however, the Company believes that it has valid legal and factual defenses and intends to vigorously defend this action.

  On April 15, 1997, the Company was served with a lawsuit filed by Cytyc Corporation in the United States District Court for the District of Massachusetts against the Company, certain of its officers and others, alleging false and misleading advertising, unfair and deceptive trade practices, theft of trade secrets, unfair competition, interference with relationships and defamation. On June 23, 1997, the court dismissed the Massachusetts lawsuit on the basis of lack of jurisdiction. On June 24, 1997, Cytyc filed suit against the Company, Mark Rutenberg and Dr. Mango in the United States District Court for the Southern District of New York, alleging causes of action for (1) violation of the Lanham Act, (2) misappropriation of trade secrets, (3) defamation, (4) violations of Sections 349 and 350 of New York General Law and (5) unfair competition. In this action, Cytyc seeks in excess of $11,000,000 in damages, costs and attorneys' fees, as well as injunctive relief prohibiting the Company from making false, misleading and defamatory statements regarding Cytyc and its ThinPrep Pap Test. The Company moved to dismiss the complaint on the basis that it failed to state a claim upon which relief could be granted, which motion was denied by the Court on September 5, 1997. The Company subsequently filed a counterclaim in this matter on October 3, 1997, alleging causes of action for (1) violation of the Lanham Act, (2) violation of Sections 349 and 350 of New York General Law, (3) defamation and (4) unfair competition. The Company filed an amended counterclaim on November 10, 1997. By way of its amended counterclaim, the Company seeks damages and injunctive relief against Cytyc. The Company is contesting the case vigorously. The Company believes that the damages proposed bear no relation to the harm alleged, and believes that it is probable that this case will not have a material adverse effect on the Company's operations, financial position or cash flows, although there can be no assurance in this regard. Notwithstanding the foregoing, although the duration, costs and ultimate outcome of this lawsuit are unknown, the Company expects that the costs of defending this lawsuit will be significant during 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

  No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

  As of March 27, 1998, the following individuals are executive officers of the Company serving in the respective capacities indicated.

  PAUL R. SOHMER, M.D., age 49, has served as President, Chief Executive Officer and a director of the Company since November 1997. Prior to joining the Company, from 1993 to 1996 he served as President of Genetrix, Inc., the largest privately-owned U.S. genetics services company. From 1996 until November 1997, Dr. Sohmer provided consulting services to the investment community and industry, and evaluated investment and strategic opportunities in early and mid-stage technology and specialty care companies. From 1991 through 1992, Dr. Sohmer served as the Corporate Vice President of Professional Services and President of the Professional Services Organization for the Nichols Institute, a clinical laboratory company where he was responsible for marketing, sales, information services and clinical studies.

  JOHN B. HENNEMAN, III, age 36, is Executive Vice President of US Operations, Secretary and Chief Legal Officer. Mr. Henneman joined the Company in February 1994 and has served the Company in several executive capacities, including as Co-Chief Executive Officer of the Company from July 1997 until November 1997. For more than seven years prior to joining the Company, Mr. Henneman practiced law with the Chicago office of Latham & Watkins. Mr. Henneman received his A.B. in Politics from Princeton University and his J.D. from the University of Michigan Law School.

  UZI ISH-HURWITZ, age 54, is Executive Vice President, Chief of Technical Operations of the Company and President of Neuromedical Systems Israel, Ltd., a subsidiary of the Company, and he has served as a director of the Company since June 1996. Mr. Ish-Hurwitz joined the Company in April 1993 and has served in several executive capacities, including as Co-Chief Executive Officer of the Company from July 1997 until November 1997. Mr. Ish-Hurwitz was the co-founder of Indigo Graphic Systems, Ltd. (Rehovot, Israel), and served as its President from 1987 to 1992. From 1973 to 1986, Mr. Ish-Hurwitz served as Vice President--Operations of Scitex Corporation, Ltd. (Israel). Mr. Ish-Hurwitz is a graduate of the Technion-Israeli Institute of Technology with a B.Sc. in Electrical Engineering and has completed fellowship programs at the London Business School and the Harvard Business School Advanced Management Program.

  ELISE A. ECANOW, age 32, is Vice President and General Counsel. She served as Assistant General Counsel for the Company from November 1995 to March 1998. Prior to joining the Company, Ms. Ecanow served from 1993 to 1995 as Corporate Counsel at Caremark International, Inc., and was with the law firm of Mayer, Brown & Platt in Chicago from 1990 to 1993. Ms. Ecanow received her B.A. in Organizational Behavior and Management from the University of Michigan and her J.D. from Stanford Law School.

  ZEEV HADASS, PH.D., age 64, is Vice President Product Development and Lab Support and has served as an executive of the Company since March 1994. From 1991 to 1994, Mr. Hadass was Executive Project Director of MedLink Europe, BV, a master distribution company that establishes and manages European distribution networks for medical companies based in the United States. From 1990 to 1991, Mr. Hadass was President of Abiomed, Inc., a maker of cardiac assist and periodontal screening devices. Mr. Hadass received his Ph.D. in Aeronautical Engineering from Stanford University, his M.Sc. in Nuclear Engineering from INSTN, France, and his B.Sc. in Mechanical Engineering from the Technion-Israeli Institute of Technology.

  LAURIE J. MANGO, M.D., age 35, is Vice President and Chief Medical Officer of the Company. Prior to joining the Company in 1990, Dr. Mango was a resident in anatomic pathology at the University of California, San Francisco and served as a Cytology Fellow at Montefiore Medical Center under Dr. Leopold G. Koss. Dr. Mango graduated from Rice University with a B.S. in electrical engineering and received her M.D. from Baylor College of Medicine.

  STEPHEN K.C. NG, M.D., age 48, is Vice President, Asia. Dr. Ng joined the Company as an executive in June 1997. Dr. Ng served as a director of the Company from January 1994 until May 1997, during which time he also served as President of Papnet (Far East) Ltd., a licensee of the Company's PAPNET Testing System in Hong Kong, China and Taiwan. Prior to his affiliation with the Company and PFEL, Dr. Ng served Columbia University in various capacities as an epidemiologist. He has also served as Chief, Division of Epidemiology of the American Health Foundation.

  ANDREW C. PANAGY, age 47, is Vice President, Marketing and Sales of the Company. Prior to joining the Company in February 1994, Mr. Panagy served as Executive Vice President and Chief Operating Officer of the MEDED Healthcare Group, a healthcare marketing and consulting company. Mr. Panagy has held numerous marketing and sales positions with Ayerst Laboratories, a pharmaceutical division of American Home Products Corp., including as head of the female healthcare marketing group. Mr. Panagy received his B.S. in Biology from Wagner College, and has participated in post-graduate business programs at Long Island University in New York.

  MARK L. SMITH, age 36, is Vice President of Finance and Administration, and Chief Financial Officer of the Company. Prior to accepting his appointment at the Company in March 1998, Mr. Smith served in various executive capacities at Genzyme Corporation of Cambridge, Massachusetts. From 1996 until June 1997, Mr. Smith served as Vice President of Finance for Genzyme Genetics. From June 1997 until March 1998, Mr. Smith served as Group Controller for Genzyme Genetics, Genzyme Pharmaceuticals and Genzyme Diagnostic Products. He also supervised the finance functions for all the Genzyme manufacturing activities and genetic services in the United States, the United Kingdom and Switzerland. From 1993 until 1996, Mr. Smith served as Vice President of Finance and Administration and Chief Financial Officer of Genetrix, Inc. Before joining Genetrix, Mr. Smith practiced with the accounting firm of Price Waterhouse in both Australia and the United States. He is a Certified Public Accountant (US) and a member of the Institute of Chartered Accountants in Australia.

  HENK SNYMAN, M.D., age 39, is Vice President, Europe. He has been with the Company since November 1996. From April 1995 until November 1996, Dr. Snyman was General Manager of Serono Benelux, a subsidiary of Ares-Serono, a multinational pharmaceutical company. From April 1993 until April 1995, Dr. Snyman was European Business Director of Ares-Serono. Dr. Snyman obtained his medical degree in South Africa at Orange Free State, Bloemfontein and qualified as a surgeon at each of the Royal Colleges of Surgeons of Edinburgh and Glasgow, respectively. Dr. Snyman has attended various business school programs in London, Paris and Boston.

  HOWARD M. SOLOMON, M.D., F.C.A.P., age 41, is Vice President of Medical Operations. Dr. Solomon joined the Company in March 1997. From 1994 to 1997, Dr. Solomon was Vice President of Clinical Affairs of London International U.S. Holdings, Inc., a medical products manufacturer. In 1993 Dr. Solomon was Director of Regulatory Affairs at Becton Dickinson Cellular Imaging Systems. Prior to such affiliations, Dr. Solomon was an Obstetric and Gynecologic Pathology Fellow at St. John's Mercy Medical Center (St. Louis, Missouri). Dr. Solomon graduated from University of Missouri with a B.S. in Chemical Engineering and received his M.D. from the University of Missouri School of Medicine. Dr. Solomon is a diplomate of the American Board of Pathology in combined anatomic and clinical pathology.

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

  The high and low sales price for the Company's Common Stock during each quarterly period in which the Common Stock has been publicly traded is set forth in the table below:

                                                               HIGH       LOW
                                                             --------- ---------
      1997
        4th Quarter......................................... $ 5 5/8   $ 2 5/8
        3rd Quarter.........................................   5 13/16   2 13/16
        2nd Quarter.........................................  10 5/8     5
        1st Quarter.........................................  13 3/4     7 3/8
      1996
        4th Quarter......................................... $19 1/4   $11 3/4
        3rd Quarter.........................................  20 1/8    10 3/4
        2nd Quarter.........................................  23 3/8    14
        1st Quarter.........................................  26 7/8    18 5/8

  As of March 13, 1998, the high and low sales prices for the Company's Common Stock during the first quarter 1998 were $4 1/4 and $2 3/8, respectively.

  During fiscal year 1997, no sales of unregistered securities were made by the Company.

(B) HOLDERS

  As of March 13, 1998, there were approximately 361 holders of record of the Company's Common Stock, including Goldman, Sachs & Co. and its related affiliates, who, as of February 27, 1998, beneficially owned 8,337,395 shares, or approximately 26.8% of total shares outstanding. In addition to the holders of record, 17,519,952 shares of Common Stock were held beneficially in approximately 6,000 nominee accounts as of the close of business on March 13, 1998.

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

                                             YEAR ENDED DECEMBER 31,
                         -------------------------------------------------------------------
                             1997          1996          1995          1994         1993
                         ------------  ------------  ------------  ------------  -----------
Total revenues.......... $  9,374,000  $  4,729,000  $  2,475,000  $  1,238,000  $   502,000
Net loss................  (36,581,000)  (34,158,000)  (29,428,000)  (13,819,000)  (6,782,000)
Basic and diluted net
 loss per share*........        (1.18)        (1.17)        (1.80)        (1.00)         --
Total assets............   66,344,000   104,204,000   127,348,000    13,173,000   12,863,000
Long-term debt and
 capital
 lease obligations......    8,345,000    11,166,000     6,050,000     4,190,000      695,000

--------
* Basic and diluted net loss per share amounts for 1995 and 1994 are on a pro forma basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Neuromedical Systems, Inc., a Delaware corporation (the "Company") is a healthcare technology company focused on bringing intelligent vision to medicine. It is the Company's objective to become the premier supplier of cytology screening and anatomic pathology diagnostic equipment and services to laboratories. The Company's first and, to date, only product, the PAPNET Testing System, is a sophisticated interactive system that assists the laboratory professional in the detection of abnormal cells on cervical cytology specimens (also known as Pap smears). Since its inception, the Company has been primarily engaged in the development, manufacturing and marketing of the PAPNET Testing System, and the scanning of Pap smears at its slide processing facilities. The Company's revenues are currently being derived from sales of PAPNET testing services, equipment sales and interest income.

  In the United States, the PAPNET Testing System is promoted to assist the cytology professional in the examination of conventionally prepared smears that have first been assessed by standard manual microscopy to be "negative," "within normal limits", or evidencing "benign cellular changes." Outside of the United States, some of the Company's laboratory customers use the PAPNET Testing System in a variety of different modes, including to assist in the interpretation of liquid-based Pap specimens and Pap smears that have not first been assessed by manual microscopic review.

  The PAPNET system may be purchased or leased by the laboratory customer in its entirety or individual components, or accessed on a patient by patient basis.

  The PAPNET Testing System was approved by the United States Food and Drug Administration (the "FDA") for commercial use in the United States on November 8, 1995. Prior to that time, the PAPNET Testing System was permitted to be utilized in the United States on an investigational basis only, and the Company was permitted to derive revenue with respect thereto only to recover certain of its costs. However, during that time the Company was selling PAPNET testing services for commercial use outside of the United States. The Company established three scanning facilities (the "Scanning Centers"), one each in the United States, The Netherlands and Hong Kong. The Netherlands Scanning Center has scanned slides primarily from customers in Europe while the Hong Kong Scanning Center has scanned slides from Asia and Australia. During the third quarter of 1997, the Company announced a strategic shift in its European business approach from being a supplier of scanning services via a centralized scanning center to selling and leasing the PAPNET Testing System equipment to laboratories under the PAPNET-on-Cyte trade name. As a consequence of this change, the Company has announced the signing of a number of European sales and lease contracts and delivered the first PAPNET-on-Cyte system to a customer in the fourth quarter of 1997. In addition, the Company recently announced plans to close its Netherlands Scanning Center and lease or sell its existing PAPNET Systems to laboratory customers. In the United States, the Company is preparing to make the same transition that it has made in Europe. However, due to differences in the laboratory marketplace, reimbursement and regulatory requirements, the Company expects that the transition in the United States will extend until at least the end of 1999. In addition to slide scanning services, the Company's Asia Pacific operations provide PAPNET-assisted screening for customers in Hong Kong, China and Taiwan through the Company's wholly-owned Hong Kong cytology laboratory, Compuscreen Medical Diagnostic Centre. The Company is also preparing a marketing program to sell and lease scanning equipment to Hong Kong government institutions. See Note 5 of Notes to Consolidated Financial Statements for the year ended December 31, 1997 for information regarding the Company's revenues, net loss and identifiable assets by geographic area.

  The Company has incurred net losses since inception through December 31, 1997 of $131,089,000 and has to date generated only limited commercial revenues. Since the approval of the PAPNET Testing System by the FDA, the Company has been increasing the scale of its operations to commercial levels in the United States and internationally. Management believes that its existing cash resources will be sufficient to fund operations and to meet its cash requirements through 1999, although there can be no assurance in this regard. The Company's past results of operations reflect its developmental or early commercial stage and are not necessarily indicative of the results from operations that may be expected in the future.

  Statements in this discussion which are not historical facts, including statements about the Company's confidence and strategies and its expectations about demand for and acceptance of the PAPNET Testing System, are forward looking statements that involve risks and uncertainties. The forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially due to a variety of factors which include, but are not limited to, the Company's continuing negative cash flow, reliance on a single product, competition, dependence on key personnel, the impact on the Company of its territorial license agreements, dependence on patents and proprietary technology, government regulation of both products and advertising, limited marketing and sales history, the impact of third party reimbursement decisions, risk of litigation and other risks detailed in the Company's Securities and Exchange Commission filings, including Exhibit 99.1 filed herewith.

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

  The Company believes that significant revenue growth during 1998 is dependent on the success of the strategic shift of its European business strategy to sell PAPNET-on-Cyte equipment to laboratories. The Company does not expect significant revenue growth in the United States until it obtains FDA approval for use of the PAPNET Testing System for interactive primary screening of Pap smears.

  From inception through December 31, 1997, the Company has experienced negative gross margins due to the significant underutilization of its scanning and manufacturing operations. Improvement in the Company's future gross margins will be dependent upon the level of commercial acceptance of the PAPNET Testing System and, in particular during 1998, the degree of success of PAPNET-on-Cyte sales in Europe.

  The Company's costs and expenses increased substantially during 1996 and 1997, compared to earlier years, as the Company expanded its commercial operations both in the United States and internationally. The Company, however, anticipates that aggregate costs and expenses will decrease in 1998 compared to 1997, following the Company's decision to focus sales and marketing efforts on laboratory customers and opinion leading clinicians, sell equipment in Europe and consolidate product development activities in the United States. Despite these cost reduction programs, however, the Company does not expect total costs and expenses to decline significantly in 1998 because of the expected increased costs of clinical studies for a primary screening indication in the United States, increased costs associated with the Company's operation of its Hong Kong, China and Taiwan acquisitions for a full year in 1998 versus a partial year in 1997, uncertainty over the level of costs associated with ongoing litigation, and higher royalty payments in the sales territories of the Company's territorial licensees ("Licensees") that will increase proportionate to increases in the Company's revenues in those territories.

  Interest expense is expected to decline in 1998, compared to 1997, due to the reduced need to borrow funds for the expansion of the Company's manufacturing, slide processing and marketing capabilities, including the installation of additional PAPNET Scanning Stations at the Company's Scanning Centers, and the scheduled repayment of existing debt. Interest income from the Company's investment of excess funds are expected to offset interest expense in 1998. The Company expects that interest income will decline in 1998, compared to 1997, because of the significant use of cash during 1997 and the anticipated use of cash in 1998.

  The impact of inflation on the Company's revenues and costs has not been significant.

 Comparison of the Years Ended December 31, 1997 and 1996

  Revenues in 1997 were $9,374,000, an increase of 98% from $4,729,000 during 1996. This increase was due to a significant increase in unit volume, higher average unit pricing, including the favorable pricing impact of the acquisition of operations in Hong Kong, China and Taiwan, and increased revenue from the sale of equipment, primarily PAPNET-on-Cyte Systems and Review Stations in Europe.

  An increase in slide scanning unit volume accounted for approximately 40% of the revenue increase over 1996. For United States operations (includes Canada and South America), slide scanning unit volume increased by 87% over 1996, while in international markets, slide scanning unit volume increased by 14% over 1996. Worldwide average unit pricing during 1997 increased by approximately 31% compared to 1996 and accounted for approximately 42% of the revenue increase. This increase was primarily due to a higher proportion of unit volume being generated in the United States and to the acquisition of a laboratory and the marketing operations in Hong Kong and China of New Systems International Ltd., and the operations in Taiwan of Papnet Far East Ltd. (Taiwan). Revenue from the sale of equipment, primarily PAPNET-on-Cyte systems, accounted for the remaining 18% of the revenue increase.

  Total costs and expenses for 1997 were $47,776,000 compared to $42,266,000 in 1996, an increase of $5,510,000. This increase was due primarily to increases in general and administrative expenses, research and development expenses, and cost of sales, partially offset by lower sales and marketing expenses.

  The Company's cost of sales increased to $12,111,000 in 1997, compared to $8,178,000 during 1996, an increase of $3,933,000. This increase was primarily associated with the expansion of the Company's slide processing and manufacturing capacity, increased royalty expenses as a result of increases in the Company's revenues in the sales territories of the Licensees, the acquisition of the laboratory business of New System International Ltd. in June 1997 and the cost associated with the sale of equipment.

  Sales and marketing expenses decreased to $17,884,000 during 1997 from $20,328,000 during 1996, a decrease of $2,444,000. The decrease in sales and marketing expenses was due primarily to the reduction in sales and marketing expenses in the United States, primarily in advertising and promotion expenses, as a result of the Company's decision to suspend advertising and channel communications through its laboratory customers. This decrease was partially offset by higher marketing expenses in Europe and the acquisition of new marketing operations in Hong Kong and China in June of 1997 and Taiwan in August of 1997.

  The Company's research and development expenses increased to $8,362,000 in 1997, compared to $6,785,000 during 1996, an increase of $1,577,000. This increase was due primarily to the expansion of the product development and medical departments of the Company to support working toward obtaining expanded clinical claims and indications, and future enhancements of the PAPNET Testing System.

  The Company's general and administrative expenses increased to $9,419,000 during 1997 compared to $6,975,000 in 1996, an increase of $2,444,000. This increase was due primarily to higher legal expenses, primarily for litigation, increased recruiting costs associated with the search for a new CEO and costs associated with the revised employment agreement of the former CEO.

  Interest income decreased to $3,514,000 during 1997 compared to $5,208,000 during 1996, a decrease of $1,694,000. This decrease was due primarily to the lower level of cash, cash equivalents and short-term securities balances that the Company held during 1997 as a result of the Company's continuing losses in 1996 and 1997.

  Interest expense during 1997 increased to $1,635,000 compared to $1,095,000 in 1996, an increase of $540,000. This increase was due primarily to higher average levels of debt and capital lease obligations.

  The Company incurred a net loss during 1997 of $36,581,000, or $1.18 per share, compared to a net loss of $34,158,000, or $1.17 per share during 1996. The increased net loss was due primarily to the increase in general and administrative and research and development expenses and to the reduction in interest income in 1997. These items were partially offset by an improved gross margin and lower sales and marketing expenses.

 Comparison of the Years Ended December 31, 1996 and 1995

  Revenues for the year ended December 31, 1996 were $4,729,000, compared to $2,475,000 for 1995, an increase of $2,254,000 or 91%. This increase was due primarily to significantly higher selling prices in 1996 compared to 1995 and to higher unit volume in the United States, offset partially by slightly lower unit volume in international markets.

  Total costs and expenses for the year ended December 31, 1996 were $42,266,000 compared to $31,687,000 in 1995, an increase of $10,579,000. This increase was primarily the result of higher sales and marketing expenses, which increased to $20,328,000 in 1996 from $6,268,000 in 1995. The increase in sales and marketing expenses of $14,060,000 was due primarily to costs associated with the launch of the PAPNET Testing System in the United States, including salaries for additional personnel and advertising and promotion costs required to initiate the PAPNET direct-to-consumer campaign. In addition, the Company's cost of sales, research and development and general and administrative expenses also increased during 1996, although at a slower rate than sales and marketing expenses. These increases were due primarily to the expansion of the technical and administrative infrastructure of the Company to support commercial activities in both the United States and internationally, and the additional costs of being a public company. These increases in expenses during 1996, compared to 1995, were partially offset by the absence in 1996 of two non-cash charges that occurred in 1995, totaling $7,752,000, resulting from the terms of a settlement agreement entered into with the Licensees in December 1995 and the vesting of 568,058 employee performance stock options upon the completion of the Company's initial public offering (the "IPO") in December 1995.

  Interest income for the year ended December 31, 1996 was $5,208,000 compared to $548,000 during 1995. This increase was due primarily to the Company's significantly higher cash and cash equivalent balances in 1996 as a result of the Company's IPO, equity sales to private investors during the third quarter of 1995 and the exercise of certain warrants by investors in December 1995.

  Interest expense during 1996 was $1,095,000 compared to $924,000 during 1995. This increase was due to higher levels of debt and capital lease obligations, which the Company entered into in late 1996, incurred to finance capital equipment additions, primarily related to the Company's PAPNET Scanning Stations.

  The Company incurred a foreign exchange loss of $734,000 during the year ended December 31, 1996 compared to foreign exchange gain of $160,000 during 1995. The 1996 loss and the 1995 gain were caused primarily by fluctuations in exchange rates on dollar denominated intercompany loans.

  The Company incurred a net loss during the year ended December 31, 1996 of $34,158,000, or $1.17 per share, compared to a net loss of $29,428,000, or $1.80 per share (on a pro forma basis), for 1995. The increased net loss during 1996, compared to 1995, was due primarily to an increase in marketing and sales expenses associated with the launch of the PAPNET Testing System in the United States, following approval by the FDA in November 1995, including the cost of the direct-to-consumer advertising campaign. In addition, the Company's cost of sales, research and development and general and administrative expenses also increased during 1996, although at a slower rate than sales and marketing expenses. These increases in expenses during

1996, compared to 1995, were partially offset by the absence in 1996 of the two non-cash charges, referred to above, that were recognized in the fourth quarter of 1995. The reduction in net loss per share in 1996 reflects the net effect of the increased loss in 1996 offset by an increase in the weighted-average shares outstanding. The increase in the weighted-average shares outstanding resulted from the issuance of shares in the IPO in December 1995 and the exercise of certain common stock warrants and options in late 1995 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations since its inception primarily by the issuance of equity securities; sales of PAPNET Testing System services; funds received for the territorial license agreements (prior to 1992); interest earned on cash, cash equivalents and short-term securities; and proceeds from notes, bank loans and equipment leasing agreements. In addition, in the fourth quarter of 1997, the Company generated its first revenues from the sale of PAPNET-on-Cyte systems to laboratories in Europe. The Company expects to generate increased revenue from the sale and rental of PAPNET-on-Cyte systems to European customers in 1998.

  The Company's combined cash, cash equivalents, and short-term securities totaled $45,936,000 at December 31, 1997, a decrease of $37,455,000 from December 31, 1996. During 1997, the Company used $32,589,000 for operating activities; $5,032,000 for investing activities (net of the net purchase of $30,094,000 of short-term securities) offset by net cash provided by financing activities of $214,000.

  The uses of cash and cash equivalents during 1997 were $36,581,000 (inclusive of $5,278,000 of non-cash items) to finance the Company's net loss; $30,094,000 for the net purchase of short-term securities; $3,276,000 to purchase capital equipment, primarily for the manufacture of PAPNET Scanning Stations and related equipment, to support the expansion of the Company's scanning capacity; $1,156,000 to acquire the Company's new operations in Hong Kong, China and Taiwan; $600,000 for a non-recourse loan to the Company's former CEO in connection with his revised employment agreement; $3,986,000 to repay notes, bank loans and capital lease obligations; and $1,344,000 for changes in operating assets and liabilities.

  The sources of cash and cash equivalents during 1997 were proceeds of $1,737,000 from notes and bank loans, proceeds of $1,672,000 from capital lease financing transactions (sale/leaseback), a reduction in restricted cash of $431,000 and proceeds of $360,000 from the issuance of common stock, associated with the exercise of stock options and warrants.

  The significant increase in cash used for operations during 1996 and 1997, when compared with earlier years, is primarily the result of higher expenses for the initiation and expansion of the Company's sales and marketing programs in the United States and internationally, higher expenses for research and development to support product enhancements and the Company's FDA premarket approval application, other FDA related activities, expansion of the Company's slide processing and manufacturing capabilities in the United States, The Netherlands and Hong Kong, expansion of the Company's manufacturing capabilities in Israel, and expansion of the administrative infrastructure needed to support commercial activities following approval of the PAPNET Testing System by the FDA and the additional costs of being a public company.

  As of December 31, 1997, the Company's debt and capital lease obligations totaled $13,474,000. The amount of combined payments of the outstanding debt and capital lease obligations, including related interest on capital leases, for the five years succeeding December 31, 1997 is approximately $5,797,000 in 1998, $3,901,000 in 1999, $2,516,000 in 2000, $2,169,000 in 2001 and $441,000
in 2002. The Company's commitments for payments under non-cancelable operating leases for the five years succeeding December 31, 1997 are approximately $2,324,000 in 1998, $2,153,000 in 1999, $1,669,000 in 2000, $698,000 in 2001
and $563,000 in 2002.

  The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, the Company anticipates that expenditures will continue to be substantial in 1998 due to the cost of marketing and sales in the United States and internationally, the expansion of research and development programs for additional clinical indications and claims, and the cost of ongoing litigation. The Company anticipates that during 1998 it will invest approximately $3.0 million for working capital purposes and approximately $2.0 million for capital expenditures and leasehold improvements. Although funding for these capital expenditures is expected to be available out of the Company's cash resources, management of the Company believes that it may be desirable for the Company to finance certain of such capital expenditures through additional debt or capital lease obligations. There can be no assurance, however, that such funding can be obtained or, if obtained, that the terms thereof will be reasonable.

  In an agreement effective as of June 1, 1997, the Company acquired New System International Ltd., a Hong Kong corporation, for a net purchase price of $1,564,000. New System International Ltd. was previously the operating subsidiary of Papnet (Far East) Ltd. a Hong Kong corporation ("PFEL"), a distributor of the Company's PAPNET Testing System in Hong Kong and China. New System International Ltd. also provides clinical laboratory services through its Hong Kong-based Compuscreen Medical Diagnostic Centre. Dr. Stephen Ng, a former director of the Company, served as president of New System International Ltd. prior to its acquisition and in the third quarter of 1997 entered into an employment agreement with the Company providing for his continuation in such capacity.

  In an agreement effective as of August 1, 1997, the Company acquired the assets of the Taiwan PAPNET distributor, Papnet Far East Ltd. (Taiwan) through the Company's acquisition subsidiary, New System Ltd., for a purchase price of $392,000. In a related transaction, the Company executed a license and management services agreement with Papnet Far East Ltd. (Taiwan) for operation of the Company's assets in Taiwan.

  Related to each of the foregoing acquisitions, on September 30, 1997, PFEL entered into an Amended and Restated Representation Agreement with the Company, and a Sublicense Agreement with the Company's subsidiary, NSI Asia Pacific Ltd., pursuant to which the Company received $800,000 from PFEL for the right of PFEL to receive a royalty of 3% to 4% based on sales in Hong Kong, China and Taiwan over a fifteen year period (the "Royalty Arrangement"). Under the terms of the Royalty Arrangement, commencing September 2001 and ending September 2005, PFEL may, at its option, require the Company to repurchase its rights under the Royalty Arrangement for an aggregate purchase price equal to five times the trailing year's royalty due (the "Repurchase Option"). The Repurchase Option is payable at the election of the Company in either cash or in Company Common Stock. If the Repurchase Option is exercised by PFEL and made payable by the Company in Common Stock, (i) the price of the Common Stock will be determined based on the average publicly quoted closing price of the most recent 30 day period prior to exercise of the Repurchase Option, and (ii) the Company will provide registration rights with respect to such Common Stock. The Royalty Arrangement contains a provision providing that in the event of cessation of the Company's Asia Pacific operations, a termination fee shall be due and payable to PFEL in an amount equal to $800,000 less the sum of all royalty payments previously paid. No payments were made during 1997 to PFEL in regard to the Royalty Arrangement. There can be no assurance that payments made by the Company in respect of the Royalty Arrangement will not have material consequences on the profitability of the Company's Asia Pacific business. In addition, in the event PFEL exercises its Repurchase Option and if the consideration is paid in Common Stock, such payment will result in dilution of the Company's outstanding Common Stock, and the registration and sale of such stock may adversely affect the market for other publicly traded shares of the Company's Common Stock.

  During 1996 and 1997, the Company entered into loan and equipment lease agreements with two equipment financing companies to provide the Company with lines of credit to finance certain of the Company's equipment purchases. These loans and lease commitments expired on December 31, 1997. Under the terms of these loan agreements, the loans are secured by a perfected first priority interest in the financed equipment. During 1996 and 1997, the Company borrowed approximately $12,876,000 under these agreements. The agreements require the Company to maintain certain financial covenants throughout the duration of the repayment period. The Company anticipates that during 1998 it will be required, under these financial covenants, to provide the lenders with letters of credit or restricted cash estimated to be approximately $3.7 million as additional collateral under these agreements.

  The Company anticipates that its current cash, cash equivalents, and short-term securities will be sufficient to enable the Company to meet its future operating requirements through 1999, although there can be no assurance in that regard. The Company does not expect to generate a positive internal cash flow in the foreseeable future due to continued working capital requirements and capital expenditures, repayment of debt and capital lease obligations and ongoing losses from operations during the next year. The Company may need to arrange additional equity or debt financing for the future operation of its business. There can be no assurance that such financing can be obtained or, if it is obtained, that the terms thereof will be reasonable. The Company plans to invest excess funds in short-term instruments, including money market funds.

  During 1997, the Company's operating results reflect foreign exchange losses of $58,000 and its financial position as of December 31, 1997 reflects a foreign currency translation effect of $335,000. As discussed in detail below, the Company is subject to foreign currency exchange rate risk because (i) it has investments in its foreign subsidiaries, (ii) it derives a significant portion of its revenues and incurs a significant portion of its costs and expenses in the local currencies of the countries in which its subsidiaries are transacting business and (iii) it finances the operations of such subsidiaries substantially through dollar denominated intercompany loans which are recorded on the books of the subsidiaries in their respective local currencies. Fluctuations in exchange rates have not had a material impact on the Company's revenues or costs and expenses, but have affected the value of its equity investments and intercompany loans.

  From inception through December 31, 1997, a significant proportion of the Company's sales have been derived from foreign sources, and the Company anticipates that international sales will continue to represent a significant proportion of its net sales as it executes its plan to sell PAPNET-on-Cyte systems in Europe. In addition, the Company has provided a significant portion of the financing required for the operation of its subsidiaries in The Netherlands, Australia, Israel and Hong Kong through intercompany loans and equity investments denominated in United States dollars. As a result of its international operations and its current financing approach, the Company's operating results are subject to the impact of fluctuations in exchange rates of the currencies in which its foreign operations conduct business versus the United States dollar. The Company is exposed to gains and losses with respect to several European currencies (predominately Dutch guilders) and Australian dollars because the Company's subsidiaries invoice for equipment sales and slide processing services and incur costs and expenses in local currencies. In addition, although the Company's Israeli subsidiary maintains its books in U.S. dollars, certain of its expenses are incurred in Israeli shekels and are subject to exchange fluctuations. The revenues and expenses of the Company's Hong Kong subsidiary are in Hong Kong dollars, the value of which is presently tied to the United States dollar and, therefore, are not currently subject to material fluctuations. There can be no assurance, however, that the exchange rate between the United States dollar and the Hong Kong dollar will not fluctuate in the future.

  To date, the Company has not implemented a program to hedge its foreign currency risk, but may do so in the future.

  At December 31, 1997, the Company had available United States net operating loss carry forwards of approximately $88,000,000 that will expire in the years 2004 through 2012 and cumulative deductible temporary differences of approximately $7,800,000. The Company also has foreign net operating losses of approximately $14,000,000 that are available to offset the separate taxable incomes of certain foreign subsidiaries. These losses may be carried forward indefinitely. In addition, at December 31, 1997, the Company also had approximately $1,300,000 of United States research and development credits available which will expire in the years 2004 through 2012. The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of United States net operating loss carry forwards and tax credit carry forwards in periods following a corporate "ownership change." In general, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more "5% Stockholders" has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three year testing period. As a result of changes in the Company's ownership, the utilization of a substantial portion of the Company's available United States net operating loss carry forwards and tax credit carry forwards will be subject to annual limitations. It is management's belief, however, that since such annual limitations are determined based on the value of the Company immediately prior to the ownership changes, a significant portion of the carry forwards will be available annually should the Company become profitable in future tax years.

  The Company has an ongoing program to review, test and insure that its computer systems will not suffer catastrophic failures in connection with the change in the calendar on January 1, 2000. The Company believes that the cost of year 2000-related corrections will not have a material effect on the Company's business, operation or financial condition. The Company licenses most of the software it uses in various functions other than in its slide processing operations and slide processing related functions. Although this practice has minimized the Company effort and cost needed to make the Company year 2000 compliant, it does place greater reliance on the outside firms that provide the software. Because most of the Company's software is licensed, the Company's main internal compliance tasks are auditing hardware and software, reviewing internal and external applications, prioritizing applications by risk, creating a communications program to raise awareness levels and enable correction of all existing application solutions, and installation of vendor provided year 2000 software fixes. The Company believes that the majority of the major software applications it uses are either year 2000 compliant or contain only minor problems, and only a few need significant modification. Some of the applications, including the applications in its slide processing operations and slide processing related functions, are still under evaluation by the Company.

  At present, the recent downturns in various Asia Pacific economies have not had a material impact on the Company's financial condition in the region; however, there can be no assurance that Asian economic difficulties will not adversely affect the Company's Asia Pacific sales and operations.

  The Company is involved in several lawsuits. See "Legal Proceedings" under
Item 3 of Part I herein for a complete discussion of legal proceedings in which the Company is involved, which discussion is incorporated herein by reference thereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Auditors............................................ F-2
Consolidated Balance Sheets at December 31, 1997 and 1996................. F-3
Consolidated Statements of Operations for the years ended December 31,
 1997, 1996 and 1995...................................................... F-4
Consolidated Statements of Cash Flows for the years ended December 31,
 1997, 1996 and 1995...................................................... F-5
Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1997, 1996 and 1995......................................... F-6
Notes to Consolidated Financial Statements................................ F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  No changes in and/or disagreements on accounting or financial disclosure occurred during the fiscal years 1997 or 1996.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  The information called for by Item 10 of this Form with respect to Company directors and compliance with Section 16(a) of the Exchange Act is hereby incorporated by reference from the registrant's 1998 definitive proxy statement filed pursuant to Regulation 14A which has been, or will be, filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K. The information called for by Item 10 of this Form regarding executive officers is set forth above in Part I above under the caption, "Executive Officers of the Registrant" and is hereto incorporated by reference from such section.

ITEM 11. EXECUTIVE COMPENSATION

  The information called for by Item 11 of this Form is hereby incorporated by reference from the registrant's 1998 definitive proxy statement filed pursuant to Regulation 14A which has been, or will be, filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information called for by Item 12 of this Form is hereby incorporated by reference from the registrant's 1998 definitive proxy statement filed pursuant to Regulation 14A which has been, or will be, filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information called for by Item 13 of this Form is hereby incorporated by reference from the registrant's 1998 definitive proxy statement filed pursuant to Regulation 14A which has been, or will be, filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)1. FINANCIAL STATEMENTS

  See Index to Consolidated Financial Statements included on page 33.

  2. FINANCIAL STATEMENT SCHEDULES

  The following consolidated Financial Statement Schedule of the Company is included herein at the page indicated:

      Schedule II--Valuation and Qualifying Accounts: page F-23.

  All other schedules have been intentionally omitted either because they are not required or because the information has been included in the Notes to the Consolidated Financial Statements included in this Report on Form 10-K.

(B) REPORTS ON FORM 8-K

  October 30, 1997: Announcement of Third Quarter 1997 and Nine Months 1997 Financial Results.

  November 5, 1997: Announcement of appointments of Paul Sohmer, M.D. as President and Chief Executive Officer, and C. Raymond Larkin, Jr. as Chairman of the Board of Directors.

(C) LIST OF EXHIBITS

  Reference is made below to exhibits indicated with the following footnotes which are incorporated herein by reference thereto:

    (1) Filed with the U.S. Securities and Exchange Commission (the "Commission") as an exhibit to the Registration Statement on Form S-1 of the Company (No. 33-97722), filed with the Commission on October 3, 1995, as amended by Amendment No. 1 thereto filed on November 13, 1995, by Amendment No. 2 thereto filed on November 22, 1995, by Amendment No. 3 thereto filed on November 29, 1995, by Amendment No. 4 thereto filed on December 5, 1995, by Amendment No. 5 thereto filed on December 7, 1995, by Post-Effective Amendment No.1 thereto filed on September 30, 1996, and Post-Effective Amendment No. 2 thereto on Form S-3 filed on April 21, 1997.

    (2) Filed with the Commission as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1997.

    (3) Filed with the Commission as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 1997.

  Exhibits indicated with footnote (4) are an executive contract or compensatory plan or arrangement filed pursuant to Item 14 of Form 10-K.

 EXHIBIT
 NUMBER                        DESCRIPTION OF DOCUMENT
 -------                       -----------------------
   3.1   Amended and Restated Certificate of Incorporation (1)
   3.2   By-Laws (1)
   4.1   Form of Rights Agreement (1)
   4.2   Form of Stock Certificate (1)
  10.1   Neuromedical Systems, Inc. 1993 Stock Incentive Plan as Amended and
         Restated October 25, 1995 (1)(4)
  10.2   Employment Agreement, dated November 19, 1993, between Neuromedical
         Systems, Inc. and Mark R. Rutenberg (1)(4)
  10.3   Employment Agreement, dated November 18, 1993, between Neuromedical
         Systems, Inc. and Uzi Ish-Hurwitz (1)(4)
  10.4   Employment Agreement, dated November 10, 1994, between Neuromedical
         Systems, Inc. and David Duncan, Jr. (1)(4)
  10.5   Employment Agreement, dated April 1, 1994, between Neuromedical
         Systems, Inc. and Zeev Hadass (1)(4)
  10.6   Employment Agreement, dated March 1, 1994, between Neuromedical
         Systems, Inc. and John B. Henneman, III (1)(4)
  10.7   Employment Agreement, dated November 19, 1993, between Neuromedical
         Systems, Inc. and James M. Herriman (1)(4)
  10.8   Employment Agreement, dated November 19, 1993, between Neuromedical
         Systems, Inc. and Laurie J. Mango, M.D. (1)(4)
  10.9   Employment Agreement, dated February 14, 1994, between Neuromedical
         Systems, Inc. and Andrew C. Panagy (1)(4)

 EXHIBIT
 NUMBER                          DESCRIPTION OF DOCUMENT
 -------                         -----------------------
  10.10  Amendment to Employment Agreement between Neuromedical Systems, Inc.
         and Mark R. Rutenberg, dated as of October 25, 1995 (1)(4)
  10.11  Amendment to Employment Agreement between Neuromedical Systems, Inc.
         and Uzi Ish-Hurwitz, dated as of October 25, 1995 (1)(4)
  10.12  Amendment to Employment Agreement between Neuromedical Systems, Inc.
         and David Duncan, Jr., dated as of October 25, 1995 (1)(4)
  10.13  Amendment to Employment Agreement between Neuromedical Systems, Inc.
         and Zeev Hadass, dated as of October 25, 1995 (1)(4)
  10.14  Amendment to Employment Agreement between Neuromedical Systems, Inc.
         and John B. Henneman, III, dated as of October 25, 1995 (1)(4)
  10.15  Amendment to Employment Agreement between Neuromedical Systems, Inc.
         and James M. Herriman, dated as of October 25, 1995 (1)(4)
  10.16  Amendment to Employment Agreement between Neuromedical Systems, Inc.
         and Laurie J. Mango, M.D., dated as of October 25, 1995 (1)(4)
  10.17  Amendment to Employment Agreement between Neuromedical Systems, Inc.
         and Andrew C. Panagy, dated as of October 25, 1995 (1)(4)
  10.18  Employee Stock Bonus Plan (1)(4)
  10.19  Form of Rutenberg Nonqualified Stock Option Agreement (1)(4)
  10.20  Form of Indemnification Agreement between the Company and its directors and officers (1)(4)
  10.21  Exclusive Representation Agreement between Neuromedical Systems, Inc.
         and Papnet (Far East) Ltd. (1)
  10.22  Territorial License Agreement between Neuromedical Systems, Inc. and
         Papnet of Ohio, Inc. (for the Territory of Ohio) (1)
  10.23  Territorial License Agreement between Neuromedical Systems, Inc. and
         Papnet of Ohio, Inc. (for the Territories of Kentucky, Indiana and
         Chicago) (1)
  10.24  Territorial License Agreement between Neuromedical Systems, Inc. and
         ER Group, Inc. (1)
  10.25  Territorial License Agreement between Neuromedical Systems, Inc. and
         Carolina Cytology, Inc. (1)
  10.26  Territorial License Agreement between Neuromedical Systems, Inc. and
         Cytology West, Inc. (1)
  10.27  Territorial License Agreement between Neuromedical Systems, Inc. and
         I-A Cytology (1)
  10.28  Settlement Agreement, dated as of December 4, 1995, among Neuromedical
         Systems, Inc. and Papnet of Ohio, Inc., Cytology Indiana, Inc.,
         Indiana Cytology Review Company, ER Group, Inc., Cytology West, Inc.,
         Carolina Cytology Licensing Company, Papnet Utah, Inc., Carolina
         Cytology Warrant Partnership and GRK Partners (1)
  10.29  Warrant Exercise Agreement, dated as of December 4, 1995, among
         Neuromedical Systems, Inc. and Papnet of Ohio, Inc., Cytology Indiana,
         Inc., Indiana Cytology Review Company, ER Group, Inc., Carolina
         Cytology Warrant Partnership and GRK Partners (1)
  10.30  Restated Employment Agreement between the Company and Mark R.
         Rutenberg, dated June 29, 1997 (2)(4)
  10.31  Secured Non-Recourse Promissory Note between the Company and Mark R.
         Rutenberg, dated July 9, 1997 (2)
  10.32  Form of Employee Replacement Option Agreement, dated July 28, 1997
         (3)(4)
  10.33  Form of Executive Employment Agreement, dated July 1, 1997 (3)(4)
  10.34  Employment Agreement, between Neuromedical Systems, Inc., and Stephen
         K.C. Ng, M.D., dated as of June 1, 1997 (3)(4)
  10.35  Employment Agreement, between NSI Netherlands B.V. and Henk Snyman,
         M.D., dated as of October 8, 1996, as amended July 1, 1997 (3)(4)

 EXHIBIT
 NUMBER                          DESCRIPTION OF DOCUMENT
 -------                         -----------------------
  10.36  Stock Purchase Agreement, dated as of June 1, 1997 among NSI Asia
         Pacific Ltd., Papnet (Far East) Ltd. ("PFEL") and the PFEL
         Stockholders (3)
  10.37  Asset Purchase Agreement, dated as of August 1, 1997 among New System
         Ltd., Papnet Far East Ltd. (Taiwan), and the stockholders of Papnet
         Far East Ltd. (Taiwan) (3)
  10.38  License and Management Services Agreement, dated as of August 1, 1997, between New System Ltd. and Papnet Far East Ltd. (Taiwan) (3)
  10.39  Amended and Restated Representation Agreement, dated September 30,
         1997, between Neuromedical Systems, Inc. and Papnet (Far East) Ltd.
         (3)
  10.40  Sublicense Agreement between NSI Asia Pacific Ltd. and Papnet (Far
         East) Ltd., dated September 30, 1997 (3)
  10.41  Employment Agreement between the Company and Paul Sohmer, dated as of
         November 4, 1997 (3)(4)
  10.42  Option Agreement (A) between the Company and Paul Sohmer, dated as of
         November 4, 1997 (3)(4)
  10.43  Option Agreement (B) between the Company and Paul Sohmer, dated as of
         November 4, 1997 (3)(4)
  10.44  Form of Amendment to Company Stock Option Agreements, dated September
         18, 1997, between the Company and Employee Participants in the
         Company's 1993 Stock Option Plan (the "Plan") and/or the Plan as
         amended and restated on October 25, 1995 (3)(4)
  21.1   Subsidiaries of the Registrant
  23.1   Consent of Independent Auditors
  24.1   Powers of Attorney
  27.1   Financial Data Schedule
  99.1   Cautionary Statements for Purposes of the Safe Harbor Provisions of
         the Private Securities Litigation Reform Act of 1995

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Auditors............................................ F-2
Consolidated Balance Sheets at December 31, 1997 and 1996................. F-3
Consolidated Statements of Operations for the years ended December 31,
 1997, 1996 and 1995...................................................... F-4
Consolidated Statements of Cash Flows for the years ended December 31,
 1997, 1996 and 1995...................................................... F-5
Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1997, 1996 and 1995......................................... F-6
Notes to Consolidated Financial Statements................................ F-7

                        REPORT OF INDEPENDENT AUDITORS

To the Stockholders and the Board of Directors
 Neuromedical Systems, Inc.:

  We have audited the accompanying consolidated balance sheets of Neuromedical Systems, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neuromedical Systems. Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their ash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                              Ernst & Young LLP

Hackensack, New Jersey
February 6, 1998

                  NEUROMEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31,
                                               ---------------------------
                                                   1997           1996
                                               -------------  ------------
                           Assets
Current assets:
  Cash and cash equivalents................... $  15,842,000  $ 83,391,000
  Short-term securities.......................    30,094,000           --
  Accounts receivable, net of allowance.......     2,119,000     1,650,000
  Inventories.................................     2,942,000           --
  Prepaid expenses............................       617,000       803,000
  Other current assets........................       525,000       732,000
                                               -------------  ------------
Total current assets..........................    52,139,000    86,576,000
Restricted cash...............................       638,000     1,000,000
Property and equipment........................    12,092,000    16,388,000
Intangible assets, net of accumulated
 amortization (1997-$753,000, 1996-$492,000)..       817,000       166,000
Note receivable from employee.................       600,000           --
Other assets..................................        58,000        74,000
                                               -------------  ------------
                                               $  66,344,000  $104,204,000
                                               =============  ============
            Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of notes and bank loans
   payable.................................... $   2,705,000  $  1,200,000
  Current portion of capital lease
   obligations................................     2,424,000     1,972,000
  Accounts payable............................     1,149,000     2,256,000
  Accrued liabilities.........................     4,247,000     4,082,000
                                               -------------  ------------
Total current liabilities.....................    10,525,000     9,510,000
Notes and bank loans payable, long-term.......     3,762,000     4,704,000
Notes payable-stockholder.....................           --        600,000
Capital lease obligations, less current
 portion......................................     4,583,000     5,862,000
Commitments and contingencies
Stockholder's equity
  Preferred stock, $.0001 par value;
   authorized--10,000,000 shares; none issued
   and outstanding............................
  Common stock, $.0001 par value; authorized--
   100,000,000 shares; issued and outstanding
   31,049,510 shares in 1997 and 29,795,049
   shares in 1996.............................         3,000         3,000
  Additional paid-in capital..................   178,801,000   177,559,000
  Deferred compensation.......................      (576,000)          --
  Accumulated deficit.........................  (131,089,000)  (94,508,000)
  Foreign currency translation................       335,000       474,000
                                               -------------  ------------
                                                  47,474,000    83,528,000
                                               -------------  ------------
Total stockholders' equity.................... $  66,344,000  $104,204,000
                                               =============  ============

                            See accompanying notes.

                  NEUROMEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             YEAR ENDED DECEMBER 31,
                                      ----------------------------------------
                                          1997          1996          1995
                                      ------------  ------------  ------------
Revenues:
  Slide processing and equipment
   sales............................. $  9,374,000  $  4,729,000  $  2,475,000
                                      ------------  ------------  ------------
    Total revenues...................    9,374,000     4,729,000     2,475,000
                                      ------------  ------------  ------------
Costs and Expenses:
  Cost of sales......................   12,111,000     8,178,000     6,478,000
  Sales and marketing................   17,884,000    20,328,000     6,268,000
  Research and development...........    8,362,000     6,785,000     5,172,000
  General and administrative.........    9,419,000     6,975,000     6,017,000
  Stock issued pursuant to a settle-
   ment agreement....................          --            --      1,652,000
  Vesting of performance options at
   initial public
   offering..........................          --            --      6,100,000
                                      ------------  ------------  ------------
    Total costs and expenses.........   47,776,000    42,266,000    31,687,000
                                      ------------  ------------  ------------
Loss from operations.................  (38,402,000)  (37,537,000)  (29,212,000)
Other income (expense):
  Interest income....................    3,514,000     5,208,000       548,000
  Interest expense...................   (1,635,000)   (1,095,000)     (924,000)
  Foreign exchange...................      (58,000)     (734,000)      160,000
                                      ------------  ------------  ------------
    Other income (expense)--net......    1,821,000     3,379,000      (216,000)
                                      ------------  ------------  ------------
Net loss............................. $(36,581,000) $(34,158,000) $(29,428,000)
                                      ============  ============  ============
  Basic and diluted net loss per
   share (1995 on a proforma basis).. $      (1.18) $      (1.17) $      (1.80)
                                      ============  ============  ============
  Shares used in computation of net
   loss per share....................   30,928,000    29,277,000    16,340,000
                                      ============  ============  ============


                            See accompanying notes.

                  NEUROMEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              YEAR ENDED DECEMBER 31,
                                       ----------------------------------------
                                           1997          1996          1995
                                       ------------  ------------  ------------
OPERATING ACTIVITIES
Net Loss.............................  $(36,581,000) $(34,158,000) $(29,428,000)
Adjustments to reconcile net loss to
 net cash used in
 operating activities:
  Depreciation and amortization......     4,972,000     3,415,000     2,936,000
  Non-cash compensation related to
   issuance of
   common stock warrants and options.       306,000       341,000       210,000
  Foreign exchange loss..............        58,000       737,000           --
  Stock issued pursuant to a settle-
   ment agreement....................           --            --      1,652,000
  Vesting of performance options at
   initial public
   offering..........................           --            --      6,100,000
Changes in operating assets and lia-
 bilities:
  Increase in accounts receivable....      (274,000)     (750,000)     (252,000)
  Increase in inventory..............      (445,000)          --            --
  Decrease (increase) in prepaid
   expenses and other assets.........       434,000      (375,000)      199,000
  (Decrease) increase in accounts
   payable...........................    (1,219,000)      211,000      (110,000)
  Increase in accrued liabilities....       160,000       759,000     1,894,000
                                       ------------  ------------  ------------
  Net cash used in operating activi-
   ties..............................   (32,589,000)  (29,820,000)  (16,799,000)
                                       ------------  ------------  ------------
INVESTING ACTIVITIES
Purchase of short-term securities....   (35,094,000)          --            --
Proceeds from maturing short-term se-
 curities............................     5,000,000           --            --
Purchases of property and equipment..    (3,276,000)   (8,643,000)   (5,008,000)
Acquisition of businesses, net of
 cash acquired.......................    (1,156,000)          --            --
Loan to officer......................      (600,000)          --            --
                                       ------------  ------------  ------------
Net cash used in investing activi-
 ties................................   (35,126,000)   (8,643,000)   (5,008,000)
                                       ------------  ------------  ------------
FINANCING ACTIVITIES
Restricted cash......................       431,000    (1,250,000)    1,016,000
Issuance of stock pursuant to exer-
 cise of warrants....................       143,000         8,000    18,500,000
Issuance of stock pursuant to exer-
 cise of options.....................       217,000     1,745,000           --
Issuance of common stock in initial
 public offering.....................           --            --     94,725,000
Issuance of convertible preferred
 stock...............................           --            --     19,325,000
Repayments to licensees..............           --            --        (97,000)
Proceeds from notes and bank loans...     1,737,000     3,144,000     1,774,000
Proceeds from sale lease-back trans-
 actions.............................     1,672,000     6,323,000     1,354,000
Payments of notes and bank loans.....    (1,764,000)   (1,250,000)   (1,082,000)
Payments on capital leases...........    (2,222,000)   (1,045,000)     (565,000)
                                       ------------  ------------  ------------
Net cash provided by financing activ-
 ities...............................       214,000     7,675,000   134,950,000
                                       ------------  ------------  ------------
EFFECT OF EXCHANGE RATE CHANGES ON
 CASH................................       (48,000)       36,000      (235,000)
                                       ------------  ------------  ------------
Net (decrease) increase in cash and
 cash equivalents....................   (67,549,000)  (30,752,000)  112,908,000
Cash and cash equivalents, beginning
 of period...........................    83,391,000   114,143,000     1,235,000
                                       ------------  ------------  ------------
Cash and cash equivalents, end of pe-
 riod................................  $ 15,842,000  $ 83,391,000  $114,143,000
                                       ============  ============  ============
Supplemental disclosures:
  Cash paid for interest.............  $  1,576,000  $  1,042,000  $    893,000
Non-cash investing activities:
  Transfer of property and equipment
   to inventory......................  $  2,497,000           --            --

                             See accompanying notes

                  NEUROMEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         COMMON STOCK    CONVERTIBLE    ADDITIONAL                                FOREIGN       TOTAL
                       -----------------  PREFERRED      PAID-IN      DEFERRED    ACCUMULATED    CURRENCY   STOCKHOLDERS'
                         SHARES   AMOUNT    STOCK        CAPITAL    COMPENSATION    DEFICIT     TRANSLATION    EQUITY
                       ---------- ------ ------------  ------------ ------------ -------------  ----------- -------------
Balance at January 1,
 1995................   4,131,447        $ 30,442,000  $  4,286,000              $ (30,922,000)             $  3,806,000
Sale of 7,782,634
 shares of Series G
 Convertible
 Preferred Stock plus
 a related share
 grant issuance cost
 of 119,092 shares,
 net of cash
 expenses............                      17,890,000                                                         17,890,000
Compensation expense
 related to stock
 options.............                                        17,000                                               17,000
Sale of 610,574
 shares of Series H
 Convertible
 Preferred Stock plus
 a related share
 grant issuance cost
 of 17,018 shares,
 net of cash
 expenses............                       1,435,000                                                          1,435,000
Exercise of
 15,500,000 Series E
 Preferred Stock
 warrants............                      15,500,000                                                         15,500,000
Shares issued
 pursuant to
 executive
 compensation........      27,679                           193,000                                              193,000
Exercise of stock
 warrants............     750,000                         3,000,000                                            3,000,000
Initial public
 offering, net of
 expenses............   6,900,000 $1,000                 94,724,000                                           94,725,000
Shares issued
 pursuant to a
 settlement agreement
 and cashless
 exercise of stock
 warrants............     834,300                         1,652,000                                            1,652,000
Vesting of
 performance options
 at initial public
 offering............                                     6,100,000                                            6,100,000
Conversion of
 preferred stock to
 common at initial
 public offering.....  16,161,402  2,000  (65,267,000)   65,265,000                                                  --
Net loss for the year
 December 31, 1995...                                                              (29,428,000)              (29,428,000)
Foreign currency
 translation.........                                                                            $(223,000)     (223,000)
                       ---------- ------ ------------  ------------  ---------   -------------   ---------  ------------
Balance at December
 31, 1995............  28,804,828  3,000          --    175,237,000        --      (60,350,000)   (223,000)  114,667,000
Shares issued
 pursuant to exercise
 of stock warrants...     619,641                             8,000                                                8,000
Value of options and
 warrants issued for
 services rendered...                                       569,000                                              569,000
Share issued pursuant
 to exercise of stock
 options.............     370,580                         1,745,000                                            1,745,000
Net loss for the year
 ended December 31,
 1996................                                                              (34,158,000)              (34,158,000)
Foreign currency
 translation.........                                                                              697,000       697,000
                       ---------- ------ ------------  ------------  ---------   -------------   ---------  ------------
Balance at December
 31, 1996............  29,795,049  3,000          --    177,559,000        --      (94,508,000)    474,000    83,528,000
Shares issued
 pursuant to exercise
 of stock warrants...   1,207,031                           143,000                                              143,000
Shares issued
 pursuant to exercise
 of stock options....      47,430                           217,000                                              217,000
Value of options and
 warrants issued for
 services rendered...                                       882,000  $(782,000)                                  100,000
Amortization of
 deferred
 compensation........                                                  206,000                                   206,000
Net loss for the year
 ended December 31,
 1997................                                                              (36,581,000)              (36,581,000)
Foreign currency
 translation.........                                                                             (139,000)     (139,000)
                       ---------- ------ ------------  ------------  ---------   -------------   ---------  ------------
Balance at December
 31, 1997............  31,049,510 $3,000 $        --   $178,801,000  $(576,000)  $(131,089,000)  $ 335,000  $ 47,474,000
                       ========== ====== ============  ============  =========   =============   =========  ============

                            See accompanying notes.

                  NEUROMEDICAL SYSTEMS, INC. AND SUBSIDIARIES

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Operations. Neuromedical Systems, Inc., a Delaware corporation (the "Company") is a healthcare technology company focused on bringing intelligent vision to medicine. The Company was organized in 1988 and commenced operations January 1, 1989. It is the Company's objective to become the premier supplier of cytology screening and anatomic pathology diagnostic equipment and services to laboratories. The Company's first and, to date, only product, the PAPNET(R) Testing System, is a sophisticated interactive system that assists the laboratory professional in the detection of abnormal cells on cervical cytology specimens (also known as Pap smears). Since its inception, the Company has been primarily engaged in the development, manufacturing and marketing of the PAPNET(R) Testing System, and the scanning of Pap smears at its slide processing facilities. The Company's revenues are currently being derived from sales of PAPNET(R) testing services, equipment sales and interest income.

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

  Revenue Recognition. To date, the Company's revenues have been earned principally from the processing of PAPNET(R) tests and cytology services on a fee per slide basis, sales of equipment and, prior to 1992, the sale of territorial licenses. Slide processing and cytology service revenue is recognized upon delivery of processed slides to third-party common carriers or shipping services since the earning process is completed upon the performance of these processing services. Equipment sales revenue is recognized upon acceptance of the equipment by the customer.

  Research and Development Costs. Research and development costs are expensed as incurred.

  Advertising and Promotion Costs. Advertising and promotion costs are expensed as incurred. During 1997 and 1996, the Company expensed approximately $6,912,000 and $11,625,000 of such costs, respectively.

  Cash Equivalents. Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased. As of December 31, 1997, the Company had approximately $13,000,000 in two money market mutual funds.

  Short-Term Securities. Short-term securities consist of investments in U.S. government agency debt obligations with an original maturity greater than three months but less than one year. The Company's policy is to hold short-term securities until maturity and record the securities at cost which approximates fair value.

  Concentration of Credit Risk. The Company provides equipment, slide processing and cytology services to laboratory customers. Revenues are from all regions of the United States as well as many foreign countries. The Company performs periodic credit evaluations of its customers' financial condition. Credit losses have been minimal and within management's expectations. There is no significant concentration of the Company's accounts receivable portfolio in any customer or geographical region that presents a material risk to the Company based on that concentration. The Company currently does not require collateral from any of its customers.

                  NEUROMEDICAL SYSTEMS, INC. AND SUBSIDIARIES

  Inventories. Inventories are stated at the lower of cost or market, using the first in first out (FIFO) method and consist of the following major classes as of December 31, 1997:

        Raw Materials................................................ $1,124,000
        Work in process..............................................    202,000
        Finished goods...............................................  1,616,000
                                                                      ----------
        Total........................................................ $2,942,000
                                                                      ==========

Until 1997, the Company only manufactured scanning equipment for its own internal use. During 1997, the Company announced plans to sell and lease scanning equipment to customers in selected geographic regions. As a result, the Company has accounted for PAPNET systems and related equipment as inventory at December 31, 1997.

  Property and Equipment. Property and equipment are stated at cost. Depreciation is computed using the straight line method over the estimated useful lives of the assets normally ranging from 2.5 to 5 years. PAPNET Testing Systems held for internal use are depreciated over their useful life, generally 5 years. Assets acquired pursuant to capital lease arrangements are generally amortized over the estimated useful life of the asset. Leasehold improvements are amortized over the term of the related lease.

  Intangibles. Goodwill is amortized over 5 years using the straight line method. Effective January 1, 1995, additions to patent and patent application costs are amortized over a twelve-month period. The net book value of patent and patent application costs at January 1, 1995 is being amortized over 3 years using the straight-line method.

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

  Net Loss Per Share. Net loss per share is computed using the weighted-average number of shares of common stock outstanding. Historical net loss per share information through December 31, 1995 is not considered meaningful due to the significant changes in the Company's capital structure which occurred upon the closing of the Company's initial public offering. Accordingly, such per share information is not presented. In 1997, the Company adopted FASB Statement No. 128 "Earnings per share". Implementation of this pronouncement did not change the reported net loss per share for 1997 and 1996. Basic and diluted net loss per share are the same for all years presented.

  Pro Forma Net Loss Per Share. Pro forma net loss per share has been restated to conform with the requirements of FASB Statement No. 128 "Earnings per share." Pro forma net loss per share in 1995 is computed using the weighted-average number of shares of common stock outstanding amounting to 5,657,000 and includes the effect of common shares issuable upon conversion of convertible preferred stock outstanding since January 1, 1995 or from the date of issuance, if later, amounting to 10,683,000.

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

                  NEUROMEDICAL SYSTEMS, INC. AND SUBSIDIARIES

 2.BALANCE SHEET

  The allowance for doubtful accounts at December 31, 1997 and 1996 was $439,000 and $210,000, respectively. No amounts were charged to the reserve in 1997 and 1996.

  Included in other current assets is $181,000 and $250,000 of restricted cash at December 31, 1997 and 1996, respectively.

  Accrued liabilities consist of the following:

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1997       1996
                                                          ---------- ----------
        Compensation..................................... $1,665,000 $1,698,000
        Advertising and promotion........................    196,000    859,000
        Professional fees................................    927,000    549,000
        Taxes............................................    268,000    328,000
        Other liabilities................................  1,191,000    648,000
                                                          ---------- ----------
          Total.......................................... $4,247,000 $4,082,000
                                                          ========== ==========

 3.PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                                            DECEMBER 31,
                                                       ------------------------
                                                          1997         1996
                                                       -----------  -----------
        PAPNET(R) systems and related equipment......  $19,629,000  $18,228,000
        PAPNET(R) systems and related equipment under
         construction................................          --     2,497,000
        Furniture, fixtures and related equipment....    6,683,000    5,291,000
                                                       -----------  -----------
                                                        26,312,000   26,016,000
        Accumulated depreciation and amortization....  (14,220,000)  (9,628,000)
                                                       -----------  -----------
                                                       $12,092,000  $16,388,000
                                                       ===========  ===========

  Until 1997, the Company only manufactured scanning equipment for its own internal use. During 1997, the Company announced plans to sell and lease scanning equipment to customers. As a result, the Company has recorded PAPNET(R) systems and related equipment not designated for internal use as inventory at December 31, 1997.

  A substantial portion of the Company's property and equipment has been pledged as collateral in connection with outstanding borrowings or is subject to capital lease arrangements.

  Equipment under capital leases totaled approximately $8,456,000 and $7,716,000 at December 31, 1997 and 1996, respectively, and consists principally of PAPNET systems and related equipment. Included in accumulated depreciation and amortization is approximately $2,994,000 and $1,698,000 related to assets under capital leases at December 31, 1997 and 1996, respectively.

                  NEUROMEDICAL SYSTEMS, INC. AND SUBSIDIARIES

 4.LEASES

  The Company leases facilities and certain equipment under agreements accounted for as operating leases. Rent expense for the years ended December 31, 1997, 1996 and 1995 approximated $2,532,000, $1,849,000, and $1,099,000, respectively.

  Minimum future lease payments under capital leases and non-cancelable operating leases at December 31, 1997, are as follows:

                                                           CAPITAL   OPERATING
                                                            LEASES     LEASES
                                                          ---------- ----------
        1998............................................. $3,092,000 $2,324,000
        1999.............................................  2,301,000  2,153,000
        2000.............................................  1,678,000  1,669,000
        2001.............................................  1,178,000    698,000
        2002.............................................    108,000    563,000
        Thereafter.......................................        --     235,000
                                                          ---------- ----------
        Total minimum lease payments.....................  8,357,000 $7,642,000
                                                                     ==========
        Less amount representing interest................  1,350,000
                                                          ----------
        Present value of minimum lease payments.......... $7,007,000
                                                          ==========

  The facility leases include escalation clauses for operating expenses and real estate taxes. Certain of the facility leases include renewal options for terms ranging from two to four year periods.

  During 1997, the Company obtained $1,622,000 of equipment lease financing under a master lease agreement. Under the agreement the Company is required to maintain certain financial covenants throughout the duration of the lease period. The Company anticipates that during 1998 it will be required, under these financial covenants, to provide the lessor with letters of credit or restricted cash of approximately $800,000 as additional collateral for these lease borrowings.

                  NEUROMEDICAL SYSTEMS, INC. AND SUBSIDIARIES

 5. BUSINESS SEGMENTS

  The Company operates in a single industry segment. The Company's operations by geographic area for the years ended December 31, 1997, 1996 and 1995 are presented below:

                                                                   IDENTIFIABLE
                                      TOTAL REVENUES   NET LOSS       ASSETS
                                      -------------- ------------  ------------
Year ended December 31, 1997
  United States......................   $5,219,000   $(22,903,000) $ 98,231,000
  Europe.............................    1,847,000     (6,855,000)    5,261,000
  Israel.............................    3,057,000     (3,913,000)    4,102,000
  Asia and Australia.................    2,308,000     (2,695,000)    5,338,000
  Interarea eliminations.............   (3,057,000)      (215,000)  (46,588,000)
                                        ----------   ------------  ------------
                                        $9,374,000   $(36,581,000) $ 66,344,000
                                        ==========   ============  ============
Year ended December 31, 1996
  United States......................   $2,440,000   $(23,372,000) $119,427,000
  Europe.............................    1,070,000     (5,201,000)    5,140,000
  Israel.............................    7,163,000     (1,827,000)    6,121,000
  Asia and Australia.................    1,219,000     (1,860,000)    2,883,000
  Interarea eliminations.............   (7,163,000)    (1,898,000)  (29,367,000)
                                        ----------   ------------  ------------
                                        $4,729,000   $(34,158,000) $104,204,000
                                        ==========   ============  ============
Year ended December 31, 1995
  United States......................     $760,000   $(21,445,000) $133,399,000
  Europe.............................      969,000     (3,976,000)    4,828,000
  Israel.............................    2,133,000     (2,294,000)    4,341,000
  Asia and Australia.................      740,000     (1,213,000)    2,111,000
  Interarea eliminations.............   (2,127,000)      (500,000)  (17,331,000)
                                        ----------   ------------  ------------
                                        $2,475,000   $(29,428,000) $127,348,000
                                        ==========   ============  ============

  Transfers between geographic areas are accounted for at amounts which are generally above cost and consistent with rules and regulations of governing tax authorities. Such transfers are eliminated in the Consolidated Financial Statements. Substantially all revenues, with the exception of those originating in Israel which are interarea, are from unaffiliated customers. One customer accounted for 18% and 16% of total revenues in the year ended December 31, 1997 and 1996, respectively. Another customer accounted for 11% of revenue in the year ended December 31, 1996. Interarea eliminations associated with identifiable assets substantially relate to the U.S.

                  NEUROMEDICAL SYSTEMS, INC. AND SUBSIDIARIES

 6.DEBT

  The Company's debt consists of the following:

                                                               DECEMBER 31,
                                                           ---------------------
                                                              1997       1996
                                                           ---------- ----------
   Notes:
     Note payable at 12.2% due in monthly installments of
      $25,000, including interest, with the final payment
      of approximately $122,000 due in August 2002.......  $1,133,000        --
     Note payable at 12.4% due in monthly installments of
      $44,000, including interest, with the final payment
      of approximately $210,000 due in December 2001.....   1,720,000 $2,098,000
     Note payable at 18.1% due in monthly installments of
      $37,000, including interest, with a final payment
      of $188,000 due July 1998..........................     380,000    720,000
     Note payable at 16.0% due in monthly installments of
      $15,000, including interest, with a final payment
      of $77,000 due March 1999..........................     264,000    389,000
     Note payable-stockholder at 10.0%, with interest
      payable monthly, principal due in March 1998.......     300,000    300,000
     Note payable-stockholder at 10.0%, with interest
      payable monthly, principal due in June 1998........     300,000    300,000
     Note payable to private foundation at 8% due in
      semi-annual installments over a variable period
      estimated through February 2000....................     379,000    399,000
   Bank loans:
     Foreign loans payable at annual rates between 8.1%
      and 8.9%, guaranteed by the State of Israel and
      linked to the United States dollar, payments due
      quarterly through 2003.............................   1,917,000  2,193,000
     Foreign note payable at 7.8% with interest and
      principal due in quarterly installments of
      approximately $11,000, through September 1998......      28,000     76,000
     Other borrowings....................................      46,000     29,000
                                                           ---------- ----------
                                                            6,467,000  6,504,000
   Less current portion..................................   2,705,000  1,200,000
                                                           ---------- ----------
                                                           $3,762,000 $5,304,000
                                                           ========== ==========

                  NEUROMEDICAL SYSTEMS, INC. AND SUBSIDIARIES

  During 1996, the Company entered into an agreement with an equipment financing company to provide the Company with a $5,000,000 line of credit to finance certain of the Company's equipment purchases, primarily PAPNET scanners and related equipment. Through December 31, 1997, the Company borrowed an aggregate of $3,322,000 under the agreement in two loans with loan terms of 60 months and with final payments in an amount equal to 10% of the original principal amount of each such loan. The loans are secured by a perfected first priority interest in the financed equipment. The Company is required to maintain certain financial covenants throughout the duration of the loans. The Company anticipates that during 1998 it will be required, under these financial covenants, to provide the lender with letters of credit or restricted cash estimated to be of approximately $2,900,000 as additional collateral on these loans. The loan commitment expired on December 31, 1997.

  Foreign loans payable represent borrowings at LIBOR plus 2.4% to 3.1%. Payment terms vary from payment commencing two years after issuance and then payable quarterly over a two-year period until maturity to five years in equal quarterly installments.

  Each of the $300,000 notes payable-stockholder is convertible into common stock at a conversion rate of $12.00 per share at the option of the noteholder.

  The proceeds from the note payable to private foundation were received during 1996 and 1995 to finance certain product development projects. The note is repayable over a variable period of 2 to 6 years at approximately 8.0% per annum.

  Maturities of the outstanding debt for the five years succeeding December 31, 1997 are $2,705,000 in 1998, $1,600,000 in 1999, $838,000 in 2000,
$991,000 in 2001, and $333,000 in 2002.

  The fair value of the Company's long term debt which approximates its carrying value is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar type borrowing arrangements.

7. TERRITORIAL LICENSE AGREEMENTS

  From 1989 through 1991, the Company entered into various long-term territorial license agreements (the "License Agreements") for the PAPNET testing system. Territories covered by these licenses account for approximately 20% of the population of the United States. The Company received net proceeds of approximately $3,500,000 from the sale of these territorial licenses. Each license expires on the later of (i) 17 years after its execution or (ii) the expiration of the initial patent granted for the PAPNET system, and is renewable for an additional 17-year term at the licensee's option. The Company does not expect to enter into any additional territorial license agreements.

  Pursuant to the License Agreements, as amended, each licensee is obligated to use its best efforts to promote the use of the PAPNET (R) testing system, in its territory at the licensee's expense. Each licensee is entitled to receive royalties equal to the greater of (i) 50% of the territory's net slide revenue (as defined) generated from participating laboratories within its territory, not to exceed the licensee's share of a specified number of slides annually (ranging from 175,000 to 3,000,000, and aggregating 12,175,000 among all of the licensees); or (ii) a specified percentage (ranging from 0. 15% to 1.0%, and aggregating 4.15% for all the licensees) of the net annual slide revenues (as defined) up to specified annual monetary limits for each licensee (aggregating $23,000,000 for all its licensees). Royalty expense under these agreements amounted to $988,000 and $286,000 in 1997 and 1996, respectively.

                  NEUROMEDICAL SYSTEMS, INC. AND SUBSIDIARIES

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

  Pursuant to the Settlement Agreement, the Company consented to the merger of all the Licensees and related parties. In 1996, the licensees and related parties merged into two territorial entities, Netmed, Inc. ("Netmed") and Cytology West, Inc. ("Cytology West"). Under the Settlement Agreement, the Licensees and the Company agreed to enter into new licenses pursuant to which the rights and obligations of the parties will be clarified but, with respect to which, the economic terms of the License Agreements will not be materially altered. The Company and the Licensees have also executed mutual general releases, which include, among other things, the release of claims previously made by the Licensees. The Company is currently negotiating the new licenses which will expire on December 31, 2025.

  Provisions of a promissory note, dated October 3, 1990 (which was later converted to Series A Convertible Preferred Stock), granted the holder of the note certain rights to be the Company's sole licensee for distribution of the PAPNET system in Canada. Such promissory note provided that the licensee shall be entitled to terms which are at least as favorable as those in any domestic United States of America licenses. No agreement has been reached on the terms of the license with the holder.

  One of the Company's directors also holds beneficial interests in entities which hold United States territorial licenses.

8. CAPITAL STOCK

  General. The authorized capital stock of the Company consists of 100,000,000 shares of common stock, par value $.0001 per share, and 10,000,000 shares of preferred stock, par value $.0001 per share.

  Initial Public Offering Conversion of Preferred Stock. In December 1995, the Company completed an initial public offering of 6,900,000 shares of common stock at $15.00 per share and converted all shares of its then outstanding Series A through H Convertible Preferred Stock into 16,161,402 shares of common stock. As a result of the Company's recapitalization in connection with its initial public offering, the number of authorized shares of preferred stock was reduced to 10,000,000, none of which are issued or outstanding as of December 31, 1997.

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

                  NEUROMEDICAL SYSTEMS, INC. AND SUBSIDIARIES

  Common Shares Reserved. As of December 31, 1997, the Company had reserved shares of common stock for issuance as follows:

                                                                       NUMBER OF
                                                                        SHARES
                                                                       ---------
        Exercise of common stock options.............................. 4,721,990
        Exercise of common stock warrants.............................   257,624

  Warrants. As of December 31, 1997, the Company had 257,624 outstanding common stock warrants at exercise prices ranging from $4.00 to $14.63 per share, all of which were exercisable. The following summarizes these outstanding common stock warrants, exercise prices and expiration dates:

                            NUMBER OF   EXERCISE   WEIGHTED-AVERAGE EXPIRATION
                            WARRANTS     PRICE      EXERCISE PRICE     DATE
                            --------- ------------ ---------------- ----------
   Warrants issued in
    connection with
    preferred stock........   51,876  $       4.00      $ 4.00           7/98
   Warrants issued in
    connection with
    equipment financing
    arrangements...........   70,348  $ 4.71-$8.00      $ 6.93      4/98-3/00
   Other warrants issued...  135,400  $4.00-$14.63      $10.46      1/98-2/02
                             -------  ------------      ------      ---------
     Total warrants          257,624                    $ 8.19
      outstanding..........  =======                    ======

  Most of the Company's outstanding warrants contain provisions allowing for the conversion of such warrants into a lesser number of shares without the payment of cash to the Company (so-called "cashless exercise" provisions). Accordingly, there can be no assurance that, even if all of such warrants are exercised, the Company will receive the proceeds from their exercise.

  During 1997, 1,241,586 warrants were exercised, of which 1,167,897 warrants were exercised under cashless exercise provisions. During 1997, the Company issued 20,276 warrants, primarily for consulting services, at a fair value of $100,000 and a weighted-average exercise price of $10.00 per share. Warrants of 6,392 with a weighted average exercise price of $1.80 expired in 1997.

 9. STOCK OPTIONS

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

                  NEUROMEDICAL SYSTEMS, INC. AND SUBSIDIARIES

  During the third quarter of 1997, the Company entered into Replacement Option Agreements, (collectively, the "Replacement Options") each dated as of July 28, 1997, with certain Company employees participating in the stock option plan. Pursuant to the terms of the Replacement Options, the Company canceled 1,015,570 employee stock options at exercise prices ranging from $5.56 to $17.63 per share and issued 942,904 replacement options, each at an exercise price of $4.00 per share, representing the fair market value of the common stock on July 28, 1997. The Replacement Options provide for a 1 for 1 exchange of options granted on or after October 1, 1996, except for certain members of senior management who received Replacement Options covering shares equal only to 80% of their respective original option grant amounts received on or after such date. The Replacement Options vest over a four year period and will become exercisable beginning in 1998 at a rate of 25% per year. If the holder of the Replacement Options is terminated by the Company without cause prior to July 28, 1998, 25% of the holders options will vest and become exercisable as of the termination date.

  Also in 1997, the Company modified the terms of all outstanding employee stock option agreements (with the exception of those executed by interim Co-
CEOs) to allow employees to exercise their vested stock options for a period of two years from the date of their termination if one of the following two conditions are met: (i) the employee remains in the employment of the Company for a period of six months after the employment of the new CEO of the Company, or (ii) the employee is terminated by the Company without cause prior to the date set forth in (i) above. The foregoing modifications as applied to the interim Co-CEOs extends their respective exercise period to three years provided that they meet the conditions of clauses (i) or (ii) above.

  On November 4, 1997, the Company entered into an employment agreement with Paul Sohmer, M.D. to become President and Chief Executive Officer of the Company. Dr. Sohmer's employment agreement provides for a grant of options to acquire 750,000 shares of Company Common Stock at an exercise price of $4.56 per share (the fair market value of the Common Stock on the grant date), and options for an additional 250,000 shares of Common Stock at an exercise price of $10.00 per share. All of such options, which were granted outside of the Plan, vest and become exercisable at a rate of 25% of the total grant on each anniversary of the grant date.

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

  Pro forma information regarding net loss and net loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model for 1997 and 1996 and the Minimum Value Method for 1995, prior to becoming a public company in December 1995. The following assumptions were made: (i) weighted-average assumptions for risk-free interest rates of approximately 5.78% for 1997 and 6.38% for 1996, (ii) weighted-average volatility factor of the expected market price of the Company's common stock of .74 for 1997 and .42 for 1996, (iii) weighted-average expected life of the options of 5 years for 1997 and 6 years for 1996 and (iv) no dividends will be declared.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's

                  NEUROMEDICAL SYSTEMS, INC. AND SUBSIDIARIES employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                       1997           1996           1995
                                   ------------   ------------   ------------
   Pro forma net loss............. $(37,988,000)  $(34,595,000)  $(29,305,000)
   Pro forma net loss per share...  $     (1.23)   $     (1.18)   $     (1.79)

  The Company's stock option activity is as follows:

                                 1997                 1996                1995
                          -------------------- ------------------- -------------------
                                      WEIGHTED            WEIGHTED            WEIGHTED
                                      AVERAGE             AVERAGE             AVERAGE
                            NUMBER    EXERCISE  NUMBER    EXERCISE  NUMBER    EXERCISE
                          OF SHARES    PRICE   OF SHARES   PRICE   OF SHARES   PRICE
                          ----------  -------- ---------  -------- ---------  --------
Options outstanding,
 beginning of year......   2,759,118   $8.74   2,920,648   $ 7.49  1,712,000   $ 4.18
Options granted.........   2,879,474    6.43     235,000    17.65  1,218,898    12.11
Options exercised.......     (47,430)   4.58    (370,580)    4.71        --       --
Options cancelled.......  (1,169,712)   9.67     (25,950)    6.12    (10,250)    4.00
                          ----------   -----   ---------   ------  ---------   ------
Options outstanding, end
 of year................   4,421,450   $7.04   2,759,118   $ 8.74  2,920,648    $7.49
                          ==========   =====   =========   ======  =========   ======
Options exercisable at
 year end...............   1,549,839   $5.10   1,508,279   $ 4.70  1,747,375   $ 4.23
                          ==========   =====   =========   ======  =========   ======

  The number and weighted-average fair value of options granted during 1997, 1996 and 1995 is as follows:

                                  1997                 1996                 1995
                          -------------------- -------------------- --------------------
                                     WEIGHTED             WEIGHTED             WEIGHTED
                                     AVERAGE              AVERAGE              AVERAGE
                                    FAIR VALUE           FAIR VALUE           FAIR VALUE
                          NUMBER OF OF OPTIONS NUMBER OF OF OPTIONS NUMBER OF OF OPTIONS
                           SHARES    GRANTED    SHARES    GRANTED    SHARES    GRANTED
                          --------- ---------- --------- ---------- --------- ----------
Stock price equal to
 exercise price.........  2,629,474   $3.38     235,000    $7.68     400,625    $2.02
Stock price equal to
 exercise price-
 performance based
 option.................        --      --          --       --      813,273    $0.49
Stock price greater than
 exercise price.........        --      --          --       --        5,000    $3.26
Stock price less than
 exercise price.........    250,000   $2.37         --       --          --       --

  The weighted average fair value of options granted in 1997 includes the value of the options granted in 1997 and the incremental value associated with the replacement options issued in July 1997, concurrent with the cancellation of 1,015,570 stock options.

  The following table summarizes information about fixed price stock options outstanding at December 31, 1997:

                               OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                        --------------------------------- ----------------------------------
  RANGE OF              WEIGHTED AVERAGE                       NUMBER
  EXERCISE    NUMBER OF    REMAINING     WEIGHTED AVERAGE  EXERCISABLE AT   WEIGHTED AVERAGE
   PRICES      SHARES   CONTRACTUAL LIFE  EXERCISE PRICE  DECEMBER 31, 1997  EXERCISE PRICE
  --------    --------- ---------------- ---------------- ----------------- ----------------
$  4.00-4.56  2,874,664      8 years          $ 4.15          1,265,160           $4.00
   6.00-7.25    363,513      7 years            6.39            198,013            6.36
       10.00    250,000     10 years           10.00                --              --
 15.00-18.38    930,773      8 years           15.40             84,166           18.06
       22.63      2,500      8 years           22.63              2,500           22.63
              ---------                                       ---------
$ 4.00-22.63  4,421,450                         7.04          1,549,839            5.10
============  =========                       ======          =========          ======

                  NEUROMEDICAL SYSTEMS, INC. AND SUBSIDIARIES

  During 1995, the Company granted to its former CEO, a performance-based option, under the Plan, for 813,273 shares of common stock at a per share exercise price of $15.00. The grant was designed to produce an option value of $12.5 million if at any time during the option's ten-year term either of the following events (the "performance goal") occurs: (i) the Company's share price over any 90 consecutive day period reaches a target price of $30.37 or
(ii) all or substantially all of the Company's shares are acquired at or above the target price. The option provides for equitable adjustments to the performance goal, the number of shares subject to the option and the exercise price in the event of a change in capitalization as defined in the Plan. The exercisability of the option will not accelerate upon the occurrence of a change in control, and the option will terminate in connection with a change in control if the performance goal is not attained prior to or in connection with the change in control.

  The Company and its former CEO entered into a revised and restated employment agreement, (the "Revised Agreement") on June 30, 1997 effective with his resignation as CEO. Subject to the terms of the Revised Agreement, the options held by the former CEO to purchase company stock were extended so as to expire eight and one half years after the expiration of the Revised Agreement. In connection with the extension of the exercise period of the options the Company recorded $782,000 of non-cash deferred compensation. This amount is being amortized to expense over the term of the Revised Agreement.

10.INCOME TAXES

  The Company's pre-tax income (loss) is made up of the following:

                                          1997          1996          1995
                                      ------------  ------------  ------------
   U.S. ............................. $(23,000,000) $(25,270,000) $(21,945,000)
   Foreign...........................  (13,581,000)   (8,888,000)   (7,483,000)
                                      ------------  ------------  ------------
                                      $(36,581,000) $(34,158,000) $(29,428,000)
                                      ============  ============  ============

  A reconciliation of the Company's income tax expense (benefit) computed at U.S. federal statutory tax rates to recorded income tax expense (benefit) is as follows:

                                          1997          1996          1995
                                      ------------  ------------  ------------
   Tax at U.S. statutory rate........ $(12,437,000) $(11,614,000) $(10,005,000)
   State income taxes................   (1,374,000)   (1,402,000)   (1,290,000)
   Effect of lower foreign effective
    tax rates........................    2,382,000     1,760,000     1,435,000
   Other.............................          --       (175,000)          --
   Valuation allowance recorded......   11,429,000    11,431,000     9,860,000
                                      ------------  ------------  ------------
   Recorded tax provision............ $        --   $        --   $        --
                                      ============  ============  ============

  The components of the Company's deferred tax assets are as follows:

                                          1997          1996          1995
                                      ------------  ------------  ------------
   Deferred tax assets:
     Cash (tax) versus accrual basis
      of accounting.................. $    115,000  $    229,000  $    340,000
     Employee stock options..........    1,561,000     1,358,000     2,500,000
     Research and development
      credits........................    1,358,000     1,060,000       950,000
     Tax benefit of net operating
      loss carryforwards.............   39,791,000    29,004,000    17,245,000
   Other.............................    1,270,000     1,015,000       200,000
                                      ------------  ------------  ------------
   Total deferred tax assets.........   44,095,000    32,666,000    21,235,000
   Less valuation allowance..........  (44,095,000)  (32,666,000)  (21,235,000)
                                      ------------  ------------  ------------
   Net deferred tax asset............ $        --   $        --   $        --
                                      ============  ============  ============

                  NEUROMEDICAL SYSTEMS, INC. AND SUBSIDIARIES

  At December 31, 1997, the Company had available U.S. net operating loss carryforwards of approximately $88,000,000 that will expire in the years 2004 through 2012 and cumulative deductible temporary differences of approximately $7,800,000. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax asset related to these carryforwards and temporary differences.

  The Company also has foreign net operating losses of $14,000,000 which are available to offset the separate company taxable incomes of certain foreign subsidiaries. These losses may be carried forward indefinitely. For financial reporting purposes a valuation allowance has been recorded for these credits. Certain foreign subsidiaries qualify for tax incentives in the countries of incorporation. In order to realize these benefits, these foreign subsidiaries will need to be profitable in future tax years.

  In addition, as of December 31, 1997, the Company also had approximately $1,300,000 of U.S. research and development credits available, which will expire in 2004 through 2012. For financial reporting purposes, a valuation allowance has been established for the full amount of the deferred tax asset recorded for these credits.

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

11.COMMITMENTS AND CONTINGENCIES

  The Company entered into an employment agreement with its new President and CEO, dated November 4, 1997 (the "Agreement"), which has a term of three years and is renewable automatically for additional one year terms thereafter unless notice is given by either party ninety days prior to the end of the then-current term. The material provisions of the Agreement provide for his employment, annual salary, guaranteed bonus in the first year and bonus eligibility thereafter. In addition, the Agreement and related option agreements provide for a grant of options to him as described in Note 9.

  During 1997, each of the Company's other executive officers entered into three-year employment agreements with the Company. Each of the employment agreements provide that, in the event that an employee is terminated other than for "cause" or "disability" (as those terms are defined in the applicable agreement), a portion of the employee's stock options will become vested and exercisable to the extent that it would have had the employee remained employed by the Company for a one year period following his termination of employment, and, subject to the employee's compliance with restrictive covenants in his employment agreement, options held by the employee as of the date of the termination of employment will remain exercisable (to the extent those options either are vested on termination of employment or vest over the succeeding year) until the earlier of the date one year following the termination of employment or the expiration of the option's term. In addition, the employment agreements provide for the continuation of salary for one year after termination other than for cause.

  On December 4, 1995, the Company was served with a Summons and Complaint in an action entitled Herbst et al v. Neuromedical Systems, Inc. et al., in the Supreme Court of the State of New York. The plaintiffs in this

                  NEUROMEDICAL SYSTEMS, INC. AND SUBSIDIARIES suit alleged, among other things, that pursuant to written contracts, which they claim the Company has breached, they were entitled to be issued warrants exercisable for the purchase of approximately 128,000 shares of common stock at various prices. They further alleged that the Company and certain of its officers and directors made fraudulent misrepresentations and took other allegedly improper actions that diminished the value of the warrants they claim they are entitled to under these contracts. On January 31, 1996, the plaintiffs served the Company with an Amended Complaint alleging legal claims similar to those in the original Summons and Complaint served on the Company, but adding one of the Company's former directors as a defendant and specifying that the plaintiffs are seeking compensatory damages from the Company and one of its former officers and a former director totaling $114 million and punitive damages totaling $175 million. On February 23, 1996, the defendants moved to dismiss the Amended Complaint and on November 27, 1996, the New York State Supreme Court issued an opinion dismissing all of the plaintiffs' claims that the Company and certain officers and directors committed fraud and other improper actions that allegedly diminished the value of the warrants plaintiffs claim they are entitled to receive. The Court denied the Company's motion to dismiss plaintiffs' breach of contract claim, and plaintiffs continue to seek $39 million in compensatory damages and $75 million in punitive damages. The Company intends to continue to vigorously defend this action. The Company believes that, in any event, the damages claimed bear no relation to the harm alleged and believes an adverse judgement in this case would not have a material adverse effect on the Company's operations, financial position or cash flows.

  On July 15, 1996, the Company filed a lawsuit against NeoPath, a competitor of the Company, in the United States District Court for the Southern District of New York, seeking damages and injunctive relief for patent infringement, false advertising, unfair competition, intentional interference with business relations and damage to business reputation. In the lawsuit, the Company alleges that NeoPath willfully misappropriated the Company's patented technology and used such technology in NeoPath's AutoPap System. The Company also alleges that NeoPath falsely characterized and made misleading comparisons to consumers and securities analysts of the AutoPap System and the Company's PAPNET Testing System. NeoPath has denied all allegations and, in addition, it has filed counter-claims against the Company seeking damages and injunctive relief for false advertising and unfair competition. In the counter-claims, NeoPath alleges that statements made by the Company characterizing the performance of the PAPNET Testing System, and its effectiveness relative to NeoPath's AutoPap System, as well as other statements, are false and misleading and constitute misrepresentations. The Company believes that NeoPath's assertions are without merit. Although the duration, costs and ultimate outcome of this lawsuit are unknown, the Company expects that the costs of pursuing this lawsuit will be significant during 1998.

  On March 28, 1997, Neopath, Inc. filed a patent infringement lawsuit against the Company in the United States District Court for the Western District of Washington. The lawsuit seeks to enjoin the Company from allegedly infringing three of Neopath's patents. Neopath is seeking preliminary and permanent injunctive relief as well as compensatory damages, including treble damages. The Company believes that it has valid legal and factual defenses to NeoPath's allegations of infringement. The Company intends to continue to vigorously defend this action. The Company also believes that an adverse judgment in this case would not have a material effect on the Company's operations, financial position or cash flow.

  On April 15, 1997, the Company was served with a lawsuit filed by Cytyc Corporation in the United States District Court for the District of Massachusetts against the Company, certain of its officers and others, alleging false and misleading advertising, unfair and deceptive trade practices, theft of trade secrets, unfair competition, interference with relationships and defamation. On June 23, 1997, the court dismissed the Massachusetts lawsuit on the basis of lack of jurisdiction. On June 24, 1997, Cytyc filed suit against the Company, Mark Rutenberg and Dr. Mango in the United States District Court for the Southern District of New York, alleging causes of action for (1) violation of the Lanham Act, (2) misappropriation of trade secrets, (3) defamation, (4) violations

                  NEUROMEDICAL SYSTEMS, INC. AND SUBSIDIARIES of Sections 349 and 350 of New York General Law and (5) unfair competition. In this action, Cytyc seeks in excess of $11,000,000 in damages, costs and attorneys' fees, as well as injunctive relief prohibiting the Company from making false, misleading and defamatory statements regarding Cytyc and its ThinPrep Pap Test. The Company moved to dismiss the complaint on the basis that it failed to state a claim upon which relief could be granted, which motion was denied by the Court on September 5, 1997. The Company subsequently filed a counterclaim in this matter on October 3, 1997, alleging causes of action for (1) violation of the Lanham Act, (2) violation of Sections 349 and 350 of New York General Law, (3) defamation and (4) unfair competition. The Company filed an amended counterclaim on November 10, 1997. By way of its amended counterclaim, the Company seeks damages and injunctive relief against Cytyc. The Company is contesting the case vigorously. The Company believes that the damages proposed bear no relation to the harm alleged, and believes that it is probable that this case will not have a material adverse effect on the Company's operations, financial position or cash flows, although there can be no assurance in this regard. Notwithstanding the foregoing, although the duration, costs and ultimate outcome of this lawsuit are unknown, the Company expects that the costs of defending this lawsuit will be significant during 1998.

12.RELATED PARTY TRANSACTIONS

  Through June 1, 1997, the Company was a party to an exclusive representation agreement ("the Agreement") with Papnet (Far East) Ltd., a Hong Kong corporation, ("PFEL") for the distribution of the Company's PAPNET Testing System in Asia Pacific markets. Dr. Stephen Ng is the president and an 18.3% stockholder of PFEL and was a member of the Company's Board of Directors from 1994 until the Company's 1997 Annual Meeting of Stockholders when his term of office expired. In addition, PFEL is the record holder of approximately 231,000 shares of the Company's stock.

  During 1997 and 1996, the Company paid commissions of $28,000 and $67,000, respectively, under the terms of the Agreement. In addition, the Agreement provided that the Company would pay PFEL fees for management assistance in connection with the establishment of its Asia-Pacific Scanning Center. The Company paid PFEL $25,000 during 1997, and $75,000 in 1996 and 1995 in consideration of such assistance.

  In an agreement effective as of June 1, 1997, the Company acquired New System International Ltd., a Hong Kong corporation and the former operating subsidiary of PFEL, for a net purchase price of $1,564,000. New System International Ltd. also provides clinical laboratory services through its Hong Kong based Compuscreen Medical Diagnostic Centre. Dr. Stephen Ng served as president of New System International Ltd. prior to its acquisition and in the third quarter of 1997 entered into an employment agreement with the Company providing for his continuation in such capacity.

  During 1997 and 1996 the Company recorded revenue amounting to $211,000 and $531,000, respectively, from Compuscreen prior to its acquisition by the Company.

  In an agreement effective August 1, 1997, the Company acquired the assets of the Taiwan PAPNET (R) distributor, Papnet Far East Ltd. (Taiwan) through the Company's acquisition subsidiary, New System Ltd. for a purchase price of $392,000. In a related transaction, the Company executed a license and management services agreement with Papnet Far East Ltd. (Taiwan) for operation of the Company's business in Taiwan.

  Related to each of the foregoing acquisitions, on September 30, 1997 PFEL entered into an Amended and Restated Representation Agreement with the Company, and a Sublicense Agreement with the Company's subsidiary, NSI Asia Pacific Ltd., pursuant to which the Company received a $800,000 license fee from PFEL for the right of PFEL to receive a royalty of 3% to 4% based on sales in Hong Kong, China and Taiwan over a fifteen year period (the "Royalty Agreement"). Under the terms of the Royalty Agreement, commencing

                  NEUROMEDICAL SYSTEMS, INC. AND SUBSIDIARIES

September 2001 and ending September 2005, PFEL, may, at its option, require the Company to repurchase its rights under the Royalty Agreement for an aggregate purchase price equal to five times the trailing years royalty due (the "Repurchase Option"). The Repurchase Option is payable at the election of the Company in either cash or in Company Common Stock. If the Repurchase Option is exercised by PFEL and made payable by the Company in Common Stock
(i) the price of the Common Stock will be determined based on the average publicly quoted closing price of the most recent 30 day period prior to the exercise of the Repurchase Option, and (ii) the Company will provide registration rights with respect to such Common Stock. The Royalty Agreement contains a provision providing that in the event of cessation of the Company's Asia Pacific operations, a termination fee shall be due and payable to PFEL in an amount equal to $800,000 less the sum of all royalty payments previously paid. No payments were made during 1997 to PFEL in regard to the Royalty Agreement.

  The above acquisitions were accounted for by the purchase method and their results of operations have been included in the Company's consolidated operating results since their respective dates of acquisition. The Company acquired aggregate net assets of approximately $270,000, primarily representing laboratory equipment, and recorded goodwill of approximately $900,000, net of the license fee received.

  On June 30, 1997, the former President and CEO entered into a revised and restated employment agreement (the "Revised Agreement") which will remain effective until November 19, 1998. The material provisions of the Revised Agreement provide for continuation of employment with the Company and participation in the Company's executive benefit plans. In addition, the Revised Agreement provides for a non-recourse loan from the Company in an amount of $600,000 which is secured by his pledge of 100,000 shares of Company common stock. The loan is due on the earlier of November 30, 1999 or the date which is ten days after termination of his employment for any reason. The Revised Agreement may be terminated for "Cause" (as defined in the Revised Agreement) or by either party to the Revised Agreement upon thirty days written notice. The Revised Agreement provides that in the event of his voluntary termination prior to November 19, 1998 or if terminated for Cause, he shall receive $598,000; and if terminated for reasons other than Cause, he shall receive in addition to such amount, the equivalent of his remaining base salary as measured from such termination date until the expiration date of the Revised Agreement.

13.EMPLOYEE SAVINGS PLAN

  The Company established a defined contribution savings plan (401k plan) for its domestic employees retroactive to January 1, 1995. The plan allows participating employees to contribute up to 15% of their salary, subject to annual limits. The Board may, at its sole discretion, approve Company contributions. Through December 31, 1997, the Company has made no contributions to the plan.

                   NEUROMEDICAL SYSTEMS, INC. & SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

              COL. A                  COL. B     COL. C     COL. D     COL. E
              ------               ------------ --------- ---------- ----------
                                                ADDITIONS
                                                 CHARGED
                                     BALANCE    TO COSTS             BALANCE AT
                                   AT BEGINNING    AND                 END OF
                                    OF PERIOD   EXPENSES  DEDUCTIONS   PERIOD
                                   ------------ --------- ---------- ----------
1997
  Against trade receivables for
   doubtful accounts..............   $210,000   $229,000     --       $439,000
1996
  Against trade receivables for
   doubtful accounts..............   $114,000   $ 96,000     --       $210,000
1995
  Against trade receivables for
   doubtful accounts..............        --    $114,000     --       $114,000

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THE 30TH DAY OF MARCH, 1998, IN SUFFERN, NEW YORK.

                                          NEUROMEDICAL SYSTEMS, INC.

                                                  /s/ John B. Henneman, III
                                            By: _______________________________
                                                    JOHN B. HENNEMAN, III
                                                EXECUTIVE VICE PRESIDENT OF US
                                               OPERATIONS, SECRETARY AND CHIEF
                                                        LEGAL OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                      TITLE                   DATE
              ---------                      -----                   ----

     /s/ C. Raymond Larkin, Jr.*       Chairman of the          March 30, 1998
-------------------------------------   Board
       C. RAYMOND LARKIN, JR.

       /s/ Mark R. Rutenberg*          Non-Executive Vice-      March 30, 1998
-------------------------------------   Chairman of the
          MARK R. RUTENBERG             Board

       /s/ Paul Sohmer, M.D.*          Director; President      March 30, 1998
-------------------------------------   and Chief Executive
          PAUL SOHMER, M.D.             Officer

          /s/ Mark L. Smith            Vice President,          March 30, 1998
-------------------------------------   Finance and
            MARK L. SMITH               Administration,
                                        Chief Financial
                                        Officer and
                                        Principal
                                        Accounting Officer

   /s/ Elizabeth Cogan Fascitelli*     Director                 March 30, 1998
-------------------------------------
     ELIZABETH COGAN FASCITELLI

        /s/ Stuart M. Essig*           Director                 March 30, 1998
-------------------------------------
           STUART M. ESSIG

          /s/ Carl Genberg*            Director                 March 30, 1998
-------------------------------------
            CARL GENBERG

     /s/ Arthur L. Herbst, M.D.*       Director                 March 30, 1998
-------------------------------------
       ARTHUR L. HERBST, M.D.

        /s/ Uzi Ish-Hurwitz*           Director                 March 30, 1998
-------------------------------------
           UZI ISH-HURWITZ

      /s/ John B. Henneman, III
*By: ________________________________
        JOHN B. HENNEMAN, III
          ATTORNEY-IN-FACT