Form 10-Q
period 1998-03-31
NEUROMEDICAL SYSTEMS INC
filed 1998-05-15
CIK 866933

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549
                                   FORM 10-Q
(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


     For the transition period from ____________ to _____________

                         Commission File No.  0-26984


                          Neuromedical Systems, Inc.
  ---------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


             Delaware                                    13-3526980
  ---------------------------------------------------------------------------
  (State or other Jurisdiction of                     (I.R.S. Employer
   Incorporation or Organization)                   Identification No.)


               Two Executive Boulevard, Suffern, NY  10901-4164
  ---------------------------------------------------------------------------
                   (Address of Principal Executive Offices)


  Registrant's telephone number including area code:   (914) 368-3600
                                                       --------------

  ---------------------------------------------------------------------------
                    (Former Name, Former Address and Former
                    Fiscal Year if Changed Since Last Report)



  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
  filing requirements for the past 90 days.   Yes   X       No
                                                 -------      -------

  As of May 7, 1998, an aggregate of 31,055,846 shares of the Registrant's common stock, par value $.0001 per share, were outstanding.

                           NEUROMEDICAL SYSTEMS, INC.

                               Table of Contents
            Form 10-Q for the Quarterly Period Ended March 31, 1998


PART I    FINANCIAL INFORMATION                                       PAGE
------    ---------------------                                       ----

Item 1.   Financial Statements


            Condensed Consolidated Balance Sheets at
            March 31, 1998 (unaudited) and December 31, 1997            3

            Condensed Consolidated Statements of Operations for the
            three months ended March 31, 1998 and 1997 (unaudited)      4

            Condensed Consolidated Statements of Cash Flows for the
            three months ended March 31, 1998 and 1997 (unaudited)      5

            Notes to Condensed Consolidated Financial Statements        6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            8


PART II  OTHER INFORMATION
-------  -----------------

Item 1.  Legal Proceedings                                             14

Item 2.  Changes in Securities                                         15

Item 3.  Defaults upon Senior Securities                               15

Item 4.  Submission of Matters to a Vote
         of Security Holders                                           15

Item 5.  Other Information                                             15

Item 6.  Exhibits and Reports on Form 8-K                              15

Safe Harbor Statement                                                  16

Signature                                                              17

                  NEUROMEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,       December 31,
                                                                                   1998             1997
                                                                            -----------------  ----------------
                                                                               (unaudited)
                                                     ASSETS
Current assets:
   Cash and cash equivalents                                                $     12,514,000   $    15,842,000
   Short-term investments                                                         24,999,000        30,094,000
   Accounts receivable, net of allowance                                           2,515,000         2,119,000
   Inventories                                                                     3,004,000         2,942,000
   Prepaid expenses                                                                  708,000           617,000
   Other current assets                                                              801,000           525,000
                                                                            -----------------  ----------------
Total current assets                                                              44,541,000        52,139,000
Restricted cash                                                                      638,000           638,000
Property and equipment                                                            11,156,000        12,092,000
Intangible assets, net of accumulated amortization
   (1998-$799,000, 1997-$753,000)                                                    771,000           817,000
Note receivable from employee                                                        600,000           600,000
Other assets                                                                          99,000            58,000
                                                                            -----------------  ----------------
                                                                            $     57,805,000   $    66,344,000
                                                                            =================  ================

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of notes and bank loans payable                          $      2,315,000   $     2,705,000
   Current portion of capital lease obligations                                    2,274,000         2,424,000
   Accounts payable                                                                1,423,000         1,149,000
   Accrued liabilities                                                             4,499,000         4,247,000
                                                                            -----------------  ----------------
Total current liabilities                                                         10,511,000        10,525,000
Notes and bank loans payable-long-term                                             3,386,000         3,762,000
Capital lease obligations, less current portion                                    4,060,000         4,583,000
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.0001 par value; authorized -
      10,000,000 shares; none issued and outstanding                                    ----              ----
   Common stock, $.0001 par value; authorized-
      100,000,000 shares; issued and outstanding - 31,054,860
      shares in 1998 and 31,049,510 shares in 1997                                     3,000             3,000
   Additional paid-in capital                                                    178,821,000       178,801,000
   Note receivable from officer                                                     (146,000)             ----
   Deferred compensation                                                            (430,000)         (576,000)
   Accumulated deficit                                                          (138,746,000)     (131,089,000)
   Accumulated other comprehensive income -
      foreign currency translation                                                   346,000           335,000
                                                                            -----------------  ----------------
Total stockholders' equity                                                        39,848,000        47,474,000
                                                                            -----------------  ----------------
                                                                            $     57,805,000   $    66,344,000
                                                                            =================  ================

                            See accompanying notes.

                  NEUROMEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                Three Months Ended March 31,
                                                              --------------------------------
                                                                   1998              1997
                                                              --------------    --------------
Revenues:
   Slide processing and equipment sales                       $   2,574,000     $   1,651,000
                                                              --------------    --------------
       Total revenues                                             2,574,000         1,651,000
                                                              --------------    --------------
Costs and Expenses:
   Cost of sales                                                  3,120,000         2,593,000
   Sales and marketing                                            2,147,000         5,478,000
   Research and development                                       2,313,000         1,948,000
   General and administrative                                     2,750,000         1,940,000
                                                              --------------    --------------
       Total costs and expenses                                  10,330,000        11,959,000
                                                              --------------    --------------
Loss from operations                                             (7,756,000)      (10,308,000)
Other income (expense):
   Interest income                                                  547,000           992,000
   Interest expense                                                (371,000)         (388,000)
   Foreign exchange                                                 (77,000)          (21,000)
                                                              --------------    --------------
       Other income (expense) - net                                  99,000           583,000
                                                              --------------    --------------
Net loss                                                      $  (7,657,000)    $  (9,725,000)
                                                              ==============    ==============

Basic and diluted net loss per share                          $       (0.25)    $       (0.32)
                                                              ==============    ==============

Weighted average shares used in computation of
   net loss per share                                            31,055,000        30,825,000
                                                              ==============    ==============

                            See accompanying notes.

                  NEUROMEDICAL SYSTEMS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                             1998             1997
                                                          -----------     ------------
Operating Activities
Net Loss                                                  $(7,657,000)    $ (9,725,000)
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation and amortization                            1,171,000        1,144,000
  Non cash compensation related to issuance of
     common stock warrants and options                        166,000             ----
   Foreign exchange loss                                       90,000           11,000
Changes in operating assets and liabilities:
   Increase in accounts receivable                           (396,000)         (46,000)
   Increase in inventory                                      (62,000)            ----
   Increase in prepaid expenses
    and other assets                                         (408,000)        (126,000)
   Increase (decrease) in accounts payable                    274,000         (622,000)
   Increase in accrued liabilities                            252,000          608,000
                                                          -----------     ------------
   Net cash used in operating activities                   (6,570,000)      (8,756,000)
                                                          -----------     ------------
Investing Activities
Purchases of short-term securities                               ----      (25,138,000)
Proceeds from maturing short-term securities                5,095,000             ----
Purchases of property and equipment                          (210,000)      (2,040,000)
                                                          -----------     ------------
   Net cash used in investing activities                    4,885,000      (27,178,000)
                                                          -----------     ------------
Financing Activities
Issuance of stock pursuant to exercise of options                ----          128,000
Proceeds from notes and bank loans                               ----          212,000
Note receivable from officer                                 (146,000)            ----
Payment of notes and bank loans                              (767,000)        (403,000)
Payments on capital leases                                   (686,000)        (534,000)
                                                          -----------     ------------
   Net cash used in financing activities                   (1,599,000)        (597,000)
                                                          -----------     ------------
Effect of exchange rate changes on cash                       (44,000)          23,000
                                                          -----------     ------------
   Net decrease in cash and cash equivalents               (3,328,000)     (36,508,000)
Cash and cash equivalents, beginning of period             15,842,000       83,391,000
                                                          -----------     ------------
Cash and cash equivalents, end of period                  $12,514,000     $ 46,883,000
                                                          ===========     ============

                            See accompanying notes.

                  Neuromedical Systems, Inc. and Subsidiaries
                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
                                March 31, 1998

                                  (Unaudited)


NOTE 1.   BASIS FOR CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation have been included. These condensed consolidated financial statements and footnotes thereto are included in the Neuromedical Systems, Inc. (the "Company" or "NSI") Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K"). Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

NOTE 2.   RELATED PARTY TRANSACTION

On March 13, 1998, the Company entered into a Note Agreement with its President and Chief Executive Officer in the amount of $146,000. The Note is due on March 13, 2003, bears interest at 5.61% per annum and is secured by 70,000 shares of the Company's common stock.

NOTE 3.   STOCK OPTIONS

During March 1998 the number of shares authorized under the Neuromedical Systems, Inc. 1993 Stock Option Plan, as Amended and Restated October 25, 1995, and as further amended, was increased by 900,000 shares to 5,040,000 shares.

NOTE 4.   COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's foreign exchange translation adjustments, which prior to the adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

                  NEUROMEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                        NOTES TO CONDENSED CONSOLIDATED
                FINANCIAL STATEMENTS (Unaudited) -- (Continued)

During the first quarter ended March 31, 1998 and 1997 total comprehensive loss amounted to $7,646,000 and $9,745,000, respectively.

The components of comprehensive loss, net of related tax, for the three month periods ended March 31, 1998 and 1997 are as follows:

                                                      1998            1997
                                                      ----            ----
    Net Loss                                       (7,657,000)     (9,725,000)
    Foreign currency translation adjustment            11,000          20,000
                                                   -----------     -----------
    Comprehensive loss                             (7,646,000)     (9,745,000)
                                                   ===========     ===========

The components of accumulated other comprehensive income at March 31, 1998 and December 31, 1997 are as follows:

                                                       1998            1997
                                                       ----            ----
    Foreign currency translation adjustment and
    accumulated other comprehensive income            346,000         335,000
                                                   ===========      ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.




OVERVIEW

     Neuromedical Systems, Inc., a Delaware corporation (the "Company") is a healthcare technology company focused on bringing intelligent vision to medicine. It is the Company's objective to become the premier supplier of
cytology screening and     anatomic pathology diagnostic equipment and services
to laboratories. The Company's first, and to date, only product, the PapNet Testing System, is a sophisticated interactive system that assists the laboratory professional in the detection of abnormal cells on cervical cytology specimens (also known as Pap smears). Since its inception, the Company has been primarily engaged in the development, manufacturing and marketing of the PapNet Testing System, and the scanning of Pap smears at its slide processing facilities. The Company's revenues are currently being derived from sales of PapNet testing services, sales of PapNet Testing Systems under the PAPNET-on-CyteTM trade name, laboratory services and interest income.

     In the United States, the PapNet Testing System is promoted to assist the cytology professional in the examination of conventionally prepared smears that have first been assessed by standard manual microscopy to be "negative", "within normal limits", or evidencing "benign cellular changes." Outside of the United States, some of the Company's laboratory customers use the PapNet Testing System in a variety of different modes, including to assist in the interpretation of liquid-based Pap specimens and Pap smears that have not first been assessed by manual microscopic review.

     The PapNet system may be purchased or leased by the laboratory customer in its entirety or individual components, or accessed on a patient by patient basis.

     The PapNet Testing System was approved by the United States Food and Drug Administration (the "FDA") for commercial use in the United States on November 8, 1995. Prior to that time, the PapNet Testing System was permitted to be utilized in the United States on an investigational basis only, and the Company was permitted to derive revenue with respect thereto only to recover certain of its costs. However, during that time the Company was selling PapNet testing services for commercial use outside of the United States. The Company established three scanning facilities (the "Scanning Centers"), one each in the United States, The Netherlands and Hong Kong. The Netherlands Scanning Center has scanned slides primarily from customers in Europe while the Hong Kong Scanning Center has scanned slides from Asia and Australia. During the third quarter of 1997, the Company announced a strategic shift in its European business approach from being a supplier of scanning services via a centralized scanning center to selling and leasing the PapNet Testing System equipment to laboratories under the PAPNET-on-Cyte trade name During the fourth quarter of 1997 the Company placed the first PAPNET-on-Cyte system to a customer. During the first quarter of 1998 the Company placed five PAPNET-on-Cyte systems, three as sales and two leased systems.

In addition, the Company announced plans to close its Netherlands Scanning Center during the second quarter ending June 30, 1998 and intends to lease or sell its existing PapNet Systems to laboratory customers. The charge to operations resulting from closure of the Netherlands Scanning Center is not expected to be material.


     In the United States, the Company continued laying the groundwork for a similar transition. However, due to differences in the laboratory marketplace, reimbursement practice and regulatory requirements, the Company expects this transition will extend until at least the end of 1999.

     In addition to slide scanning services, the Company's Asia Pacific operations provide PapNet-assisted screening for customers in Hong Kong, China and Taiwan through the Company's acquired laboratory business, New System International, Ltd.

     The Company has incurred net losses since inception through March 31, 1998 of $138,746,000 and has to date generated only limited commercial revenues. Since the approval of the PapNet Testing System by the FDA, the Company has been increasing the scale of operations to commercial levels in the United States and internationally. Management believes that its existing cash resources will be sufficient to fund operations and to meet its cash requirements through 1999, although there can be no assurance in this regard. The Company's past results of operations reflect its early commercial stage and are not necessarily indicative of the results from operations that may be expected in the future.

RESULTS OF OPERATIONS

     The Company's results of operations have fluctuated significantly from year to year and quarter to quarter, principally due to the variations in the level of expenditures relating to its marketing and sales programs, clinical trials, research projects and international expansion. The Company's results of operations are expected to continue to fluctuate significantly and to result in substantial losses for the forseeable future.

     The Company believes that significant revenue growth during 1998 is dependent on the success of the strategic shift of its European business strategy to sell PAPNET-on-Cyte system directly to customers. The Company does not expect significant revenue growth in the United States until it obtains FDA approval for use of the PapNet Testing System as an interactive primary screener of Pap smears and there is commercial acceptance for such use.

     From inception through March 31, 1998, the Company has experienced negative gross margins due to the significant underutilization of its scanning and manufacturing operations. Improvement in the Company's future gross margins will be dependent upon the level of commercial acceptance of the PapNet Testing System, and, in particular, during 1998, the degree of success of PAPNET-on-Cyte sales and leases in Europe.

     The Company's costs and expenses decreased during the first quarter of 1998 compared to the first quarter of 1997. The Company anticipates that aggregate costs and expenses will decrease in 1998 compared to 1997, following the Company's decision to focus sales and marketing efforts on laboratory customers and opinion leading clinicians, sell equipment in Europe and consolidate product development in the United States. However, the Company does not expect total costs and expenses to decrease significantly in 1998 because of the expected increased costs of clinical studies for a primary screening indication in the United States, a full year of cost associated with the Company's Asia/Pacific operations versus a partial year of cost in 1997 associated with two mid year acquisitions, uncertainty over the level of costs associated with ongoing litigation, and higher royalty payments in sales territories of the Company's territorial licensees that will increase proportionate to increases in the Company's revenues in those territories.

     Interest expense is expected to decrease in 1998, compared to 1997, due to the scheduled repayment of existing debt. Interest income from the Company's investment of excess funds is expected to offset interest expense in 1998. The Company expects that interest income will decrease in 1998, compared to 1997, because of the significant use of cash during 1997, the first quarter of 1998 and the anticipated use of cash in the remainder of 1998.

RESULTS FOR THE FIRST QUARTER ENDING MARCH 31, 1998.

     Revenues for the first quarter ended March 31, 1998 were $2,574,000, an increase of $923,000 or 56% from $1,651,000 during the first quarter ended March 31, 1997. Revenue from European operations increased to $1,059,000 during the first quarter ended March 31, 1998 compared to $280,000 in the first quarter ended March 31,1997. The increase was due primarily to the Company's continued implementation of its business strategy in Europe of selling and leasing PAPNET-on-Cyte systems directly to laboratory customers. Revenues from United States operations decreased to $890,000 in the first quarter ended March 31, 1998 compared to $993,000 in the first quarter ended March 31, 1997. The decrease reflected a number of factors which included the continued challenge surrounding cervical screening reimbursement. Revenues from Asia/Pacific operations increased to $625,000 in the quarter ended March 31, 1998 compared to $378,000 in the first quarter ended March 31, 1997. The increase primarily reflected the acquisition of a laboratory business in June 1997.

     Total costs and expenses for the first quarter ended March 31, 1998 were $10,330,000 compared to $11,959,000 for the quarter ended March 31, 1997, a decrease of $1,629,000 or 14%. The decrease was primarily due to decreased sales and marketing expenses offset by increases in research and development expense, general and administrative expense and cost of sales.

     Cost of sales expense increased to $3,120,000 during the quarter ended March 31, 1998, compared to $2,593,000 during the quarter ended March 31, 1997, an increase of $527,000. The increase primarily reflected costs associated with the cost of sales of

PAPNET-on-Cyte systems and costs associated with the acquired laboratory business in Hong Kong in June 1997.

     Sales and marketing expense decreased to $2,147,000 during the quarter ended March 31, 1998, compared to $5,478,000 during the quarter ended March 31, 1997, a decrease of $3,331,000. The decrease in sales and marketing expense was due primarily to a reduction of sales and marketing expense in the United States and Australia as a result of the Company's decision to suspend consumer advertising and channel communications through laboratories which was offset by higher marketing and sales expenses associated with acquired operations in the Asia/Pacific region in June of 1997 and Taiwan in August of 1997.

     Research and development expense increased to $2,313,000 during the quarter ended March 31, 1998, compared to $1,948,000 during the quarter ended March 31,1997, an increase of $365,000. The increase in research and development expense was due primarily to costs associated with preparation for clinical studies for an interactive primary screening indication in the United States and costs associated with consolidation of product development operations from Israel to the United States.

     General and administrative expense increased to $2,750,000 during the first quarter ended March 31,1998, compared to $1,940,000 during the first quarter ended March 31, 1997, an increase of $810,000. The increase in general and administrative expense was due primarily to severance costs related to two former executives and increased costs in Europe to support operations.

     Interest income decreased to $547,000 for the first quarter ended March 31, 1998, compared to $992,000 for the first quarter ended March 31, 1997, a decrease of $445,000. The decrease reflected the lower level of cash, cash equivalents and short-term investments available to the Company during the first quarter of 1998 as a result of the Company's continuing losses in 1997 and the first quarter of 1998.

     Interest expense decreased to $371,000 for the first quarter ended March 31, 1998, compared to $388,000 for the first quarter ended March 31, 1997, a decrease of $17,000.

     The Company incurred a net loss during the first quarter ended March 31, 1998 of $7,657,000, or $0.25 per share, compared to a net loss of $9,725,000, or $0.32 per share during the first quarter ended March 31, 1997. The decreased net loss was due primarily to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since its inception primarily through the issuance of equity securities; sales of PapNet Testing System services; sales of PAPNET-on-Cyte systems to laboratories in Europe; funds received for the territorial license agreements (prior to 1992); interest earned on cash, cash equivalents and short-term investments; and proceeds from notes, bank loans and equipment leasing agreements.

The Company expects to generate increased revenue from the sale and leases of PAPNET-on-Cyte systems to customers in 1998.

     The Company's combined cash, cash equivalents, and short-term investments totaled $37,513,000 at March 31, 1998, a decrease of $8,423,000 from December 31, 1997. During the first quarter of 1998, the Company used $6,570,000 for operating activities; $210,000 for investing activities (excluding proceeds of $5,095,000 from the sale of short-term investments); and $1,599,000 for financing activities.

     The primary uses of cash for operating activities during the first quarter ended March 31, 1998 were the net loss of $7,657,000, inclusive of non cash items totaling $1,427,000 and increased accounts receivable and other asset balances in Europe. These items were offset by increased accounts payable and accrued liabilities.

     The primary uses of cash for financing activities were payment of $300,000 under a note payable to stockholder, $467,000 of payments under bank and equipment loans, a loan of $146,000 to the President and Chief Executive Officer secured by 70,000 shares of the Company's common stock and $686,000 of payments under capital lease obligations.

     The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, the Company anticipates that expenditures will continue to be substantial in 1998 due to the cost of marketing and sales in both the United States and internationally, the expansion of research and development programs for potential additional clinical indications and claims, and the cost of ongoing litigation. The Company anticipates that during 1998 it will invest approximately $3.0 million for working capital purposes and approximately $2.0 million for capital expenditures and leasehold improvements. Although funding for these capital expenditures is expected to be available out of the Company's cash resources, management of the Company believes that it may be desirable for the Company to finance certain such capital expenditures through additional debt or capital lease obligations. There can be no assurance, however, that such financing can be obtained or, if obtained, that the terms thereof will be reasonable.

     During 1995, 1996 and 1997, the Company entered into a number of loan and equipment lease agreements with financing companies to provide the Company with lines of credit to finance certain of the Company's equipment purchases. Certain of these loan and lease lines of credit commitments expired on December 31, 1997. Under the terms of certain of these loan agreements, the loans are secured by a first priority interest in the financed equipment. These loan and lease agreements require that the Company maintain certain financial covenants throughout the duration of the repayment period. During the second quarter ending June 30, 1998 the Company will be required, under certain of these financial covenants, to provide a letter of credit and restricted cash of $812,000. Additionally, during 1998 the Company anticipates that it will be required, under certain of these financial covenants, to provide additional letters of credit or restricted cash estimated to be approximately $2,900,000.

     The Company anticipates that its current cash, cash equivalents and short-term investments will be sufficient to enable it to meet its future operating requirements through 1999, although there can be no assurance in this regard. The Company does not expect to generate a positive cash flow in the foreseeable future due to continued working capital requirements and capital expenditures, repayment of debt and capital lease obligations and ongoing losses from operations during 1998. The Company may need to arrange additional equity or debt financing for future operation of its business. There can be no assurance that such financing can be obtained or, if it obtained, that the terms thereof will be reasonable. The Company plans to invest excess funds in short-term instruments, including money market funds.

     To date, the Company has not implemented a program to hedge its foreign currency risk, but may do so in the future.

     The Company is involved in several lawsuits.  See "Legal Proceedings" under
Item I of Part II herein for a complete discussion of the legal proceedings in which the Company is involved, which discussion is incorporated herein by reference thereto.

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.


     As previously disclosed in the Company's reports filed with the Securities and Exchange Commission, on March 28, 1997, Neopath, Inc. ("Neopath") filed a patent infringement lawsuit against the Company in the United States District Court for the Western District of Washington. The lawsuit seeks to enjoin the Company from allegedly infringing three of Neopath's patents. Neopath is seeking preliminary and permanent injunctive relief as well as compensatory damages, including treble damages. On March 18, 1998, NeoPath and the Company filed a stipulated dismissal of two of the three NeoPath patents asserted against the Company in this case. Also on March 18, 1998, the Company filed a motion for summary judgment of non-infringement on the remaining NeoPath patent. That motion has since been denied by the Court. On April 14, 1998, the Court permitted NeoPath to amend its Complaint to add an allegation of infringement of a further NeoPath patent, which Neopath has done. The Company has filed an answer denying infringement of the patents and asserting that the patents are invalid. The Company believes that it has valid legal and factual defenses to NeoPath's allegations of infringement of the patents. The Company intends to continue to vigorously defend this action. The Company also believes that an adverse judgment in this case would not have a material effect on the Company's operations, financial position or cash flow.

     Also as previously disclosed in the Company's reports filed with the Securities and Exchange Commission, on March 18, 1998, NeoPath filed an additional patent infringement lawsuit against the Company in the United States District Court for the Western District of Washington. The lawsuit seeks to enjoin the Company from allegedly infringing two additional NeoPath patents. NeoPath is seeking preliminary and permanent injunctive relief as well as compensatory damages, including treble damages. The Company has filed an answer to the Complaint in the lawsuit denying infringement and asserting that the patents are invalid. The Company believes that it has valid legal and factual defenses and intends to vigorously defend this action.


     Except for the developments set forth above, no material developments occurred during the first quarter of 1998 with respect to legal proceedings in which the Company is involved. A complete discussion of such proceedings may be found in Item 3 of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

ITEM 2.   CHANGES IN SECURITIES.

          Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.

ITEM 5.   OTHER INFORMATION.

          Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits.

          Number                  Exhibit
          ------                  -------
          10.45                   Secured Promissory Note, dated March 13, 1998, between the Company and Paul R. Sohmer, M.D.


          10.46                   Amendment to the Neuromedical Systems, Inc. 1993 Stock Option
                                  Plan, as Amended and Restated October 25, 1995.


          27.1                    Financial Data Schedule

(b)       Reports on Form 8-K during the quarter for which this report is filed:

          Date                    Subject of Report
          ----                    -----------------
          February 10, 1998       Fourth Quarter 1997 and 1997 Year-End Financial Results

          March 9, 1998           Appointment of new Chief Financial Officer of the Company

SAFE HARBOR STATEMENT

Statements in this Quarterly Report of the Company on Form 10-Q which are not historical facts, including statements about the Company's confidence and strategies and its expectations about demand for and acceptance of the PapNet Testing System, are forward looking statements that involve risks and uncertainties. The forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially due to a variety of factors which include, but are not limited to, the Company's continuing negative cash flow, reliance on a single product, competition, dependence on key personnel, the impact on the Company of its territorial license agreements, dependence on patents and proprietary technology, government regulation of both products and advertising, limited marketing and sales history, the impact of third party reimbursement decisions, risk of litigation and other risks detailed in the Company's Securities and Exchange Commission filings, including its 1997 Form 10-K and
Exhibit 99.1.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, a duly authorized officer and the Company's principal financial officer.



                                             NEUROMEDICAL SYSTEMS, INC.



Dated: May 15, 1998                          By:  /s/ Mark L. Smith
                                                ------------------------------
                                                Mark L. Smith
                                                 Vice President, Finance and
                                                 Administration, Chief Financial
                                                 Officer