Form 10-Q
period 1998-06-30
NEUROMEDICAL SYSTEMS INC
filed 1998-08-13
CIK 866933

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C.  20549

                                   FORM 10-Q




(MARK ONE)


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934


     For the quarterly period ended June 30, 1998


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


--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year if Changed Since Last
Report)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No ______
                                        -------


As of August 7, 1998, an aggregate of 31,055,846 shares of the Registrant's common stock, par value $.0001 per share, were outstanding.

                           NEUROMEDICAL SYSTEMS, INC.

                               Table of Contents

             Form 10-Q for the Quarterly Period Ended June 30, 1998

PART I    FINANCIAL INFORMATION                                           PAGE
------    ---------------------                                           ----

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets at
           June 30, 1998 (unaudited) and December 31, 1997                 3

           Condensed Consolidated Statements of Operations for the
           three months and six months ended June 30, 1998 and 1997
           (unaudited)                                                     4

           Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 1998 and 1997 (unaudited)             5

           Notes to Condensed Consolidated Financial Statements            6


Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            9


Item 3.  Quantitative and Qualitative Disclosures About Market Risk       16


PART II  OTHER INFORMATION
-------  -----------------

Item 1.  Legal Proceedings                                                17

Item 2.  Changes in Securities                                            17

Item 3.  Defaults upon Senior Securities                                  17

Item 4.  Submission of Matters to a Vote                                  18
          of Security Holders

Item 5.  Other Information                                                19

Item 6.  Exhibits and Reports on Form 8-K                                 19

Safe Harbor Statement                                                     20

Signature                                                                 21

                  Neuromedical Systems, Inc. and Subsidiaries

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          June 30,             December 31,
                                                                            1998                   1997
                                                                     --------------------  ---------------------
                                                                          (unaudited)
                                                Assets
Current assets:
   Cash and cash equivalents                                       $           8,568,000 $           15,842,000
   Short-term investments                                                     19,878,000             30,094,000
   Accounts receivable, net of allowance                                       1,908,000              2,119,000
   Inventories                                                                 3,002,000              2,942,000
   Prepaid and other current assets                                            1,398,000              1,142,000
                                                                     --------------------  ---------------------
Total current assets                                                          34,754,000             52,139,000
Restricted cash                                                                1,449,000                638,000
Property and equipment, net                                                   10,354,000             12,092,000
Intangible assets, net of accumulated amortization
   (1998-$838,000, 1997-$753,000)                                                707,000                817,000
Note receivable from employee                                                    600,000                600,000
Other assets                                                                     105,000                 58,000
                                                                     --------------------  ---------------------
                                                                   $          47,969,000 $           66,344,000
                                                                     ====================  =====================

                                    Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of notes and bank loans payable                 $           1,819,000 $            2,705,000
   Current portion of capital lease obligations                                2,153,000              2,424,000
   Accounts payable                                                            1,460,000              1,149,000
   Accrued liabilities                                                         4,548,000              4,247,000
                                                                     --------------------  ---------------------
Total current liabilities                                                      9,980,000             10,525,000
Notes and bank loans payable, long-term                                        2,857,000              3,762,000
Capital lease obligations, less current portion                                3,728,000              4,583,000
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.0001 par value; authorized -
      10,000,000 shares; none issued and outstanding                             ---                    ---
   Common stock, $.0001 par value; authorized-
      100,000,000 shares; issued and outstanding - 31,055,846
      shares in 1998 and 31,049,510 shares in 1997                                 3,000                  3,000
   Additional paid-in capital                                                178,821,000            178,801,000
   Note receivable from officer                                                 (146,000)               ---
   Deferred compensation                                                        (293,000)              (576,000)
   Accumulated deficit                                                      (147,079,000)          (131,089,000)
   Accumulated other comprehensive income -
      foreign currency translation                                                98,000                335,000
                                                                     --------------------  ---------------------
Total stockholders' equity                                                    31,404,000             47,474,000
                                                                     --------------------  ---------------------
                                                                   $          47,969,000 $           66,344,000
                                                                     ====================  =====================

                            See accompanying notes.

                  Neuromedical Systems, Inc. and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                        Three Months Ended June 30,          Six Months Ended June 30,
                                                      --------------------------------     ------------------------------
                                                          1998              1997               1998            1997
                                                      --------------    --------------     -------------   --------------
Revenues                                            $     2,122,000   $     2,230,000    $    4,696,000  $     3,881,000
                                                      --------------    --------------     -------------   --------------

Costs and Expenses:
   Cost of sales                                          3,285,000         2,659,000         6,405,000        5,252,000
   Sales and marketing                                    2,264,000         4,833,000         4,411,000       10,311,000
   Research and development                               2,211,000         2,041,000         4,524,000        3,989,000
   General and administrative                             2,921,000         2,058,000         5,671,000        3,998,000
                                                      --------------    --------------     -------------   --------------
       Total costs and expenses                          10,681,000        11,591,000        21,011,000       23,550,000
                                                      --------------    --------------     -------------   --------------
Loss from operations                                     (8,559,000)       (9,361,000)      (16,315,000)     (19,669,000)
Other income (expense):
   Interest income                                          466,000           996,000         1,013,000        1,997,000
   Interest expense                                        (316,000)         (411,000)         (687,000)        (800,000)
   Foreign exchange                                          76,000             7,000            (1,000)         (22,000)
                                                      --------------    --------------     -------------   --------------
       Other income (expense) - net                         226,000           592,000           325,000        1,175,000
                                                      --------------    --------------     -------------   --------------
Net loss                                            $    (8,333,000)  $    (8,769,000)   $  (15,990,000) $   (18,494,000)
                                                      ==============    ==============     =============   ==============

Basic and diluted net loss per share                $        (0.27)   $         (0.28)   $        (0.52) $         (0.60)
                                                      ==============    ==============     =============   ==============

Weighted average shares outstanding                      31,056,000        30,916,000        31,055,000       30,871,000
                                                      ==============    ==============     =============   ==============

                            See accompanying notes.

                  Neuromedical Systems, Inc. and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                             Six Months Ended June 30,
                                                              1998            1997
                                                          ------------    ------------
Operating Activities
Net Loss                                                  $(15,990,000)   $(18,494,000)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                              2,319,000       2,380,000
  Non cash compensation related to issuance of
    common stock warrants and options                          303,000          12,000
  Foreign exchange loss (gain)                                  90,000          (8,000)
Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable                  211,000        (250,000)
   Increase in inventory                                       (60,000)            --
  (Increase) decrease in prepaid expenses
    and other assets                                          (303,000)        320,000
  Increase (decrease) in accounts payable                      311,000        (725,000)
  Increase (decrease) increase in accrued liabilities          301,000        (536,000)
                                                          ------------    ------------
  Net cash used in operating activities                    (12,818,000)    (17,301,000)
                                                          ------------    ------------
Investing Activities
Purchases of short-term investments                        (39,876,000)    (30,182,000)
Proceeds from maturing short-term investments               50,092,000             --
Purchases of property and equipment                           (491,000)     (2,942,000)
Acquisition of a business                                          --       (1,564,000)
                                                         -------------    ------------
  Net cash provided by (used in) investing activities        9,725,000     (34,688,000)
                                                          ------------    ------------
Financing Activities
Restricted cash                                               (811,000)        181,000
Issuance of stock pursuant to exercise of options                  --          176,000
Proceeds from notes and bank loans                                 --          456,000
Proceeds from capital lease financing                              --        1,619,000
Note receivable from officer                                  (146,000)            --
Payments of notes and bank loans                            (1,792,000)       (758,000)
Payments on capital leases                                  (1,162,000)     (1,132,000)
                                                          ------------    ------------
  Net cash (used in) provided by financing activities       (3,911,000)        542,000
                                                          ------------    ------------
Effect of exchange rate changes on cash                       (270,000)          6,000
                                                          ------------    ------------
  Net (decrease) in cash and cash equivalents               (7,274,000)    (51,441,000)
Cash and cash equivalents, beginning of period              15,842,000      83,391,000
                                                          ------------    ------------
Cash and cash equivalents, end of period                  $  8,568,000    $ 31,950,000
                                                          ============    ============

                            See accompanying notes.

                  Neuromedical Systems, Inc. and Subsidiaries
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (Unaudited)


NOTE 1.   BASIS FOR CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation have been included. These condensed consolidated financial statements and footnotes thereto are included in the Neuromedical Systems, Inc. (the "Company" or "NSI") Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K"). Operating results for the interim periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

NOTE 2.   RELATED PARTY TRANSACTION

The Company has entered into two agreements, effective as of the first quarter 1998, to provide facilities and engineering services to OralScan(TM) Laboratories, Inc. ("OralScan"). The President of OralScan is Mark R. Rutenberg, a non-executive employee and member of the Board of Directors of the Company, and the former Chief Executive Officer of the Company. The Company believes that the terms and consideration for such agreements are at fair market value and are commercially reasonable. The Company believes that individually and in the aggregate, such agreements are not material to the operation of the Company's business, financial position or cash flows.

NOTE 3.   INVENTORIES

Inventories are stated at the lower of cost or market, using the first in first out method and consist of the following major classes as of June 30, 1998 and December 31, 1997, respectively:


                                      June 30,            December 31,
                                        1998                    1997
                                     -----------             -----------

           Raw materials             $ 1,084,000             $ 1,124,000
           Work in Progress                    -                 202,000
           Finished goods              1,918,000               1,616,000
                                     -----------             -----------
                                     $ 3,002,000             $ 2,942,000
                                     ===========             ===========


NOTE 4.   COMPREHENSIVE INCOME (LOSS)

As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's foreign exchange translation adjustments, which prior to the adoption were reported separately in stockholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

During the second quarter ended June 30, 1998 and 1997 total comprehensive loss amounted to $8,581,000 and $8,840,000, respectively. During the six months ended June 30, 1998 and 1997 total comprehensive loss amounted to $16,227,000 and $18,585,000, respectively.

The components of comprehensive loss for the three month periods and six month periods ended June 30, 1998 and 1997 are as follows:

                   Neuromedial System, Inc. and Subsidiaries

                        NOTES TO CONDENSED CONSOLIDATED
                FINANCIAL STATEMENTS (Unaudited) -- (Continued)


                                    Three Months ended June 30                            Six Months ended June 30
                                  1998                    1997                           1998                    1997
                               ----------------       -----------------        -------------------        ------------------
Net Loss                          $(8,333,000)            $(8,769,000)              $(15,990,000)             $(18,494,000)
Foreign currency translation
  adjustment                         (248,000)                (71,000)                  (237,000)                  (91,000)
                               ---------------        -----------------        -------------------        ------------------
Comprehensive loss                $(8,581,000)            $(8,840,000)              $(16,227,000)             $(18,585,000)
                               =================      ==================       ====================       ===================

The components of accumulated other comprehensive income at June 30, 1998 and December 31, 1997 are as follows:

                                                          1998                         1997
                                                      ------------                 ------------
Foreign currency translation adjustment and
accumulated other comprehensive income               $      98,000                 $    335,000
                                                     =============                 =============




NOTE 5.   SUBSEQUENT EVENT

In July 1998, the Company announced a restructuring of its United States business unit and some related corporate functions. The restructuring includes a reduction in the workforce of approximately 30 employees, and a planned consolidation of the Company's United States facilities into one location. The restructuring will result in a charge to operations of approximately $3,500,000, including a write down of impaired assets of approximately $1,700,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Neuromedical Systems, Inc., a Delaware corporation (the "Company"), is a healthcare technology company focused on bringing intelligent vision to medicine. It is the Company's objective to become the premier supplier of cytology screening and anatomic pathology diagnostic equipment and services to laboratories. The Company's first, and to date, only product, the PapNet Testing System, which has been reintroduced in Europe under the brand name PAPNET-on-CyteTM , is a sophisticated interactive system that assists the laboratory professional in the detection of abnormal cells on cervical cytology specimens (also known as Pap smears). Since its inception, the Company has been primarily engaged in the development, manufacturing and marketing of the PapNet Testing System, and the scanning of Pap smears at its slide processing facilities. The Company's revenues are currently being derived from sales of PapNet testing services, sales of PapNet Testing Systems under the PAPNET-on-CyteTM trade name, laboratory services and interest income.

     In the United States, the PapNet Testing System is promoted to assist the cytology professional in the examination of conventionally prepared smears that have first been assessed by standard manual microscopy to be "negative", "within normal limits", or evidencing "benign cellular changes." Outside of the United States, some of the Company's customers use the PapNet Testing System in a variety of different modes, including to assist in the interpretation of liquid-based cervical specimens and Pap smears that have not first been assessed by manual microscopic review.

     The PapNet system may be purchased or leased by the customer in its entirety or individual components, or accessed on a patient by patient basis.

     The PapNet Testing System was approved by the United States Food and Drug Administration (the "FDA") for commercial use in the United States on November 8, 1995. Prior to that time, the PapNet Testing System was permitted to be utilized in the United States on an investigational basis only, and the Company was permitted to derive revenue with respect thereto only to recover certain of its costs. However, during that time the Company was selling PapNet testing services for commercial use outside of the United States. The Company established three scanning facilities (the "Scanning Centers"), one each in the United States, The Netherlands and Hong Kong. The Netherlands Scanning Center scanned slides primarily from customers in Europe while the Hong Kong Scanning Center has scanned slides from Asia and Australia. During the third quarter of 1997, the Company announced a strategic shift in its European business approach from being a supplier of scanning services via a centralized scanning center to selling and leasing the PapNet Testing System equipment to customers under the PAPNET-on-Cyte trade name. During the fourth quarter of 1997 the Company placed the first PAPNET-on-Cyte system at a customer. During the six months ended June 30, 1998 the

Company placed five PAPNET-on-Cyte systems under sales arrangements and placed five PAPNET-on-Cyte systems under lease arrangements and in support of a clinical study. The Company closed its Netherlands Scanning Center during the second quarter ended June 30, 1998 and intends to lease or sell that center's PapNet Systems to customers. The charge to operations resulting from closure of the Netherlands Scanning Center was immaterial.

     In the United States, the Company continued laying the groundwork for a similar transition. However, due to differences in the laboratory marketplace, reimbursement practice and the regulatory requirements, the Company expects this transition will extend until at least the end of 1999.

     In addition to slide scanning services, the Company's Asia Pacific operations provide PapNet-assisted screening for customers in Hong Kong, China and Taiwan through the Company's laboratory business, New System International, Ltd.

     The Company has incurred net losses since inception through June 30, 1998 of $147,079,000 and has to date generated only limited commercial revenues. Management believes that its existing cash resources will be sufficient to fund operations and to meet its cash requirements through at least the next twelve months, although there can be no assurance in this regard. The Company's past results of operations reflect its early commercial stage and are not necessarily indicative of the results from operations that may be expected in the future.

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

RESULTS OF OPERATIONS

     The Company's results of operations have resulted in substantial losses which have fluctuated from year to year and quarter to quarter, principally due to the level of expenditures relating to its marketing and sales programs, clinical trials, research projects and international expansion. The Company's results of operations are expected to continue to result in substantial losses for the foreseeable future.

     The Company believes that significant revenue growth during 1998 is dependent on the success of the strategic shift of its European business strategy to sell PAPNET-on-Cyte systems directly to customers. The Company does not expect significant revenue growth in the United States until it obtains FDA approval for use of the PapNet Testing System as an interactive primary screener of conventional and liquid-based Pap smear specimens and there is commercial acceptance for such use.

     From inception through June 30, 1998, the Company has experienced negative gross margins due to the significant underutilization of its scanning and manufacturing operations. Improvement in the Company's future gross margins will be dependent upon the level of commercial acceptance of the PapNet Testing System, and, in particular, during 1998, the degree of success of PAPNET-on-Cyte sales and leases in Europe.

     The Company's costs and expenses decreased during the six months ended June 30, 1998 compared to the six months ended June 30, 1997. The Company anticipates that aggregate costs and expenses will decrease in 1998 compared to 1997, following the Company's decision to focus sales and marketing efforts on laboratory customers and opinion leading clinicians, sell equipment in Europe and consolidate product development in the United States. However, the Company does not expect total costs and expenses to decrease significantly in 1998 because of the expected increased costs of clinical studies for a primary screening indication in the United States, a full year of cost associated with the Company's Asia/Pacific operations versus a partial year of cost in 1997 associated with two mid year acquisitions, uncertainty over the level of costs associated with ongoing litigation, and higher royalty payments in sales territories of the Company's territorial licensees ("Licensees") that will increase proportionate to increases in the Company's revenues in those territories.

     Interest expense is expected to decrease in 1998, compared to 1997, due to the scheduled repayment of existing debt. Interest income from the Company's investment of excess funds is expected to offset interest expense in 1998. The Company expects that interest income will decrease in 1998, compared to 1997, as a result of the Company's continuing losses in 1997 and through the period ended June 30,1998.

RESULTS FOR THE SECOND QUARTER ENDED JUNE 30, 1998.

     Revenues for the second quarter ended June 30, 1998 were $2,122,000, a decrease of $108,000 from $2,230,000 during the second quarter ended June 30, 1997. Revenue from European operations increased to $668,000 during the second quarter ended June 30, 1998 compared to $349,000 in the second quarter ended June 30,1997. The increase was due primarily to the Company's continued implementation of its business strategy in Europe of selling and leasing PAPNET-on-Cyte systems directly to customers. Revenues from United States operations decreased to $779,000 in the second quarter ended June 30, 1998 compared to $1,382,000 in the second quarter ended June 30, 1997. The decrease reflected a number of factors which included reduced slide processing volume, the continued challenge surrounding reimbursement for new Pap smear technologies and a reduction in U.S. marketing and sales expense from $3,534,000 in the second quarter 1997 to $1,217,000 in the second quarter 1998. Revenues from Asia/Pacific operations increased to $675,000 in the second quarter ended June 30, 1998 compared to $499,000 in the second quarter ended June 30, 1997. The increase primarily reflected the acquisition of a laboratory business in June 1997.


     Total costs and expenses for the second quarter ended June 30, 1998 were $10,681,000 compared to $11,591,000 for the quarter ended June 30, 1997, a decrease of $910,000 or 8%. The decrease was primarily due to decreased sales and marketing expense offset by increases in general and administrative expense, cost of sales and research and development expense.

     Cost of sales expense increased to $3,285,000 during the quarter ended June 30, 1998, compared to $2,659,000 during the quarter ended June 30, 1997, an increase of $626,000. The increase primarily reflected costs associated with the cost of sales of PAPNET-on-Cyte systems, an inventory write-down as the Company transitions to selling equipment and costs associated with the acquired laboratory business in Hong Kong in June 1997.

     Sales and marketing expense decreased to $2,264,000 during the quarter ended June 30, 1998, compared to $4,833,000 during the quarter ended June 30, 1997, a decrease of $2,569,000 or 53%. The decrease was due primarily to a reduction of sales and marketing expenses in the United States and Australia as a result of the Company's decision to suspend consumer advertising and instead channel communications through laboratories which was offset by higher marketing and sales expenses associated with acquired operations in the Asia/Pacific region in June of 1997 and in August of 1997.

     Research and development expense increased to $2,211,000 during the quarter ended June 30,1998, compared to $2,041,000 during the quarter ended June 30,1997, an increase of $170,000. The increase in research and development expense was due primarily to costs associated with preparation for clinical studies for an interactive primary screening indication in the United States and costs associated with consolidation of product development operations from Israel to the United States.

     General and administrative expense increased to $2,921,000 during the second quarter ended June 30,1998, compared to $2,058,000 during the second quarter ended June 30, 1997, an increase of $863,000. The increase in general and administrative expense was due to costs associated with the revised employment agreement of the former CEO, increased costs in Europe to support operations and costs associated with the acquired laboratory business in Hong Kong in June 1997.

     Interest income decreased to $466,000 for the second quarter ended June 30, 1998, compared to $996,000 for the second quarter ended June 30, 1997, a decrease of $530,000. The decrease reflected the lower level of cash, cash equivalents and short-term investments available to the Company during the second quarter of 1998 as a result of the Company's continuing losses in 1997 and through the period ended June 30, 1998.

     Interest expense decreased to $316,000 for the second quarter ended June 30, 1998, compared to $411,000 for the second quarter ended June 30, 1997, a decrease of $95,000.

     The Company incurred a net loss during the second quarter ended June 30, 1998 of $8,333,000, or $0.27 per share, compared to a net loss of $8,769,000, or $0.28 per share during the second quarter ended June 30, 1997. The decreased net loss was due to the factors discussed above.

RESULTS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1998 AND 1997.

     Revenues for the six months ended June 30, 1998 were $4,696,000, an increase of $815,000 or 21% from $3,881,000 during the six months ended June 30, 1997. Revenue from European operations increased to $1,725,000 during the six months ended June 30, 1998 compared to $630,000 in the six months ended June 30,1997. The increase was due to the Company's continued implementation of it's business strategy in Europe of selling and leasing PAPNET-on-Cyte systems directly to customers. Revenues from United States operations decreased to $1,670,000 in the six months ended June 30, 1998 compared to $2,373,000 in the six months ended June 30, 1997. The decrease reflected a number of factors which included reduced slide processing volume, the continued challenge surrounding reimbursement for new Pap smear technologies and a reduction in U.S. marketing and sales expense from $8,233,000 in the six months ended June 30, 1997 to $2,472,000 in the in the six months ended June 30, 1998. Revenues from Asia/Pacific operations increased to $1,301,000 in the six months ended June 30, 1998 compared to $878,000 in the six months ended June 30, 1997. The increase primarily reflected the acquisition of a laboratory business in Hong Kong in June 1997.

     Total costs and expenses for the six months ended June 30, 1998 were $21,011,000 compared to $23,550,000 for the six months ended June 30, 1997, a decrease of $2,539,000 or 11%. The decrease was primarily due to decreased sales and marketing expenses offset by increases in general and administrative expense, cost of sales and research and development expense.

     Cost of sales expense increased to $6,405,000 during the six months ended June 30, 1998, compared to $5,252,000 during the six months ended June 30, 1997, an increase of $1,153,000. The increase primarily reflected costs associated with the cost of sales of PAPNET-on-Cyte systems, an inventory write-down as the Company transitions to selling equipment and costs associated with the acquired laboratory business in Hong Kong in June 1997.

     Sales and marketing expense decreased to $4,411,000 during the six months ended June 30, 1998, compared to $10,311,000 during the six months ended June 30,

1997, a decrease of $5,900,000. The decrease was due primarily to a reduction of sales and marketing expenses in the United States and Australia as a result of the Company's decision to suspend consumer advertising and instead channel communications through laboratories which was offset by higher marketing and sales expenses associated with acquired operations in the Asia/Pacific region in June of 1997 and Taiwan in August of 1997 and increased costs in Europe to support implementation of the Company's business strategy.

     Research and development expense increased to $4,524,000 during the six months ended June 30,1998, compared to $3,989,000 during the six months ended June 30,1997, an increase of $535,000. The increase in research and development expense was due primarily to costs associated with preparation for clinical studies for an interactive primary screening indication in the United States and costs associated with consolidation of product development operations from Israel to the United States.

     General and administrative expense increased to $5,671,000 during the six months ended June 30,1998, compared to $3,998,000 during the six months ended June 30, 1997, an increase of $1,673,000. The increase in general and administrative expense was due to costs associated with the revised employment agreement of the former CEO, costs associated with management changes, increased costs in Europe to support operations and costs associated with the acquired laboratory business in Hong Kong in June 1997.

     Interest income decreased to $1,013,000 for the six months ended June 30, 1998, compared to $1,997,000 for the six months ended June 30, 1997, a decrease of $984,000. The decrease reflected the lower level of cash, cash equivalents and short-term investments available to the Company during the six months ended June 30, 1998 as a result of the Company's continuing losses in 1997 and the six months ended June 30, 1998.

     Interest expense decreased to $687,000 for the six months ended June 30, 1998, compared to $800,000 for the six months ended June 30, 1997, a decrease of $113,000.

     The Company incurred a net loss during the six months ended June 30, 1998 of $15,990,000, or $0.52 per share, compared to a net loss of $18,494,000, or $0.60 per share during the six months ended June 30, 1997. The decreased net loss was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since its inception primarily through the issuance of equity securities; sales of PapNet Testing System services; sales of PAPNET-on-Cyte systems; funds received for the territorial license agreements (prior to 1992); interest earned on cash, cash equivalents and short-term investments; and proceeds from notes, bank loans and equipment leasing agreements.

     The Company's combined cash, cash equivalents and short-term investments totaled $28,446,000 at June 30, 1998, a decrease of $17,490,000 from December 31, 1997. During the first six months of 1998, the Company used $12,818,000 for operating activities; $491,000 for investing activities (excluding net proceeds of $10,216,000 from the sale of short-term investments); and $3,911,000 for financing activities.

     The primary use of cash for operating activities during the six months ended June 30, 1998 was the net loss of $15,990,000, inclusive of non cash items totaling $2,712,000, offset by increased working capital of $460,000.

     The primary uses of cash for financing activities were payment of $811,000 of restricted cash related to a capital lease covenant, payment of $600,000 under a note payable to a stockholder, $1,192,000 of payments under bank and equipment loans, a loan of $146,000 to the President and Chief Executive Officer secured by 70,000 shares of the Company's common stock and $1,162,000 of payments under capital lease obligations.

     The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, the Company anticipates that expenditures will continue to be substantial in 1998 due to the cost of marketing and sales in both the United States and internationally, the expansion of research and development programs for potential additional clinical indications and claims, potential additional products, and the cost of ongoing litigation. The Company currently anticipates that during 1998 it will invest approximately $1.0 million for working capital purposes and approximately $1.1 million for capital expenditures and leasehold improvements. Although funding for these capital expenditures is expected to be available out of the Company's cash resources, management of the Company believes that it may be desirable for the Company to finance certain such capital expenditures through additional debt or capital lease obligations. There can be no assurance, however, that such financing can be obtained or, if obtained, that the terms thereof will be reasonable.

     During 1995, 1996 and 1997, the Company entered into a number of equipment loan and capital lease agreements with financing companies to provide the Company with lines of credit to finance certain of the Company's equipment purchases. Certain of these loan and lease lines of credit commitments expired on December 31, 1997. Under the terms of certain of these loan agreements, the loans are secured by a first priority interest in the financed equipment. These loan and lease agreements require that the Company maintain certain financial covenants throughout the duration of the repayment period. During the six months ended June 30, 1998 the Company, under certain of these financial covenants, provided a letter of credit and restricted cash of $811,000. Additionally, during 1998 the Company anticipates that it will be required, under certain of these financial covenants, to provide additional letters of credit or restricted cash estimated to be approximately $2,900,000.

     The Company anticipates that its current cash, cash equivalents and short-term investments will be sufficient to enable it to meet its future operating requirements through at least the next twelve months, although there can be no assurance in this regard. The Company does not expect to generate a positive cash flow in the foreseeable future due to continued working capital requirements and capital expenditures, repayment of debt and capital lease obligations and ongoing losses from operations. The Company may need to arrange additional equity or debt financing for future operation of its business. Given the Company's current operating losses, uncertainty relating to the outcome of its primary screening trial and its lawsuits with competitors, there can be no assurance that such financing can be obtained or, if it is obtained, that the terms thereof will not be at high rates of interest, contain burdensome terms or will not result in substantial dilution to stockholders. The Company invests excess funds in short-term instruments, including money market funds.

     To date, the Company has not implemented a program to hedge its foreign currency risk, but may do so in the future.

     During July 1998, the Company announced a restructuring of its United States business unit and some related corporate functions. These changes will allow the Company to more efficiently service its customers and continue to implement strategies developed to support its laboratory oriented business plan. The restructuring is predicated on the Company's goals of being more responsive to its marketplace and of becoming a platform for laboratory diagnosis. The restructuring includes a reduction in the United States based workforce of approximately 30 employees and a planned consolidation of the Company's United States based facilities into one location. The restructuring will result in charges of approximately $3,500,000, including a write-down of impaired assets of approximately $1,700,000.

     As previously disclosed in the Company's Annual Report on Form 10-K, the Company believes that it has identified the necessary steps to avoid disruption from inaccurate processing of date related information by its computer systems after December 31, 1999 (often referred to as the "Year 2000 Issue"). However, the Company cannot assure that these steps will be sufficient to avoid any adverse effects from the Year 2000 Issue.

     The Company is involved in several lawsuits.  See "Legal Proceedings" under
Item I of Part II herein for a complete discussion of the legal proceedings in which the Company is involved, which discussion is incorporated herein by reference thereto.



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable.

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.


     On July 15, 1996, the Company filed a lawsuit against NeoPath Inc., a competitor of the Company, in the United States District Court for the Southern District of New York, seeking damages and injunctive relief for patent infringement, false advertising, unfair competition, intentional interference with business relations and damage to business reputation. In the lawsuit, the Company alleges that NeoPath willfully misappropriated the Company's patented technology and used such technology in NeoPath's AutoPap(R) 300 QC System. NeoPath has denied all allegations and, in addition, it filed a counterclaim against the Company seeking declaration that NSI's patents are invalid and other counterclaims relating to false advertising and unfair competition. The Company believes that NeoPath's assertions are without merit. In the second half of 1997, the Company filed, briefed and argued a motion for a preliminary injunction against further manufacture of the AutoPap(R) 300 QC System. That motion was denied in May 1998. In July 1998, the court permitted NSI to amend its complaint to assert that Neopath's primary screening device infringes NSI's patents. The court has set a deadline of October 30, 1998 to complete discovery. In July 1998, the parties agreed to drop all non-patent claims and non-patent counterclaims from the lawsuit. Although the duration, costs and ultimate outcome of this lawsuit are unknown, the Company expects that the costs of pursuing this lawsuit will be significant during 1998.


ITEM 2.   CHANGES IN SECURITIES.

     Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.


          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     At the Annual Meeting of Stockholders of the Company, held on May 7, 1998, the following matters were submitted to a vote of the holders of the Company's common stock, $.0001 par value per share:



     1. For the following persons to serve as directors of the Company until the year 2001 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified:


                                      For Election     Withheld     Total

     Mark R. Rutenberg                24,671,186       201,151      24,872,337

     Elizabeth Cogan Fascitelli       24,660,936       211,401      24,872,337

     No broker non-votes were submitted in the election balloting for the foregoing directors.


     2. To ratify the appointment of Ernst & Young LLP by the Board of Directors as independent public accountants to audit the books and records of the Company for the fiscal year ending December 31, 1998:


     For the            Against the
     Resolution          Resolution         Abstaining    Total Votes

     24,820,083           29,939            22,315        24,872,337

          In addition to the foregoing directors duly elected at the Annual Meeting of Stockholders, the following directors are continuing in their capacity as directors of the Company for their respective terms of office: Carl Genberg, Arthur L. Herbst, M.D., Uzi Ish-Hurwitz, C. Raymond Larkin, Jr., Paul
R. Sohmer, M.D. and Stuart M. Essig.

ITEM 5.           OTHER INFORMATION.

          In July 1998, the Company commenced a prospective multi-center PapNet-assisted primary screening trial in the U.S., designed to include conventional and liquid-based preparations, as well as high-risk patients. The Company expects the data collection to take approximately six months for each of the conventional smear track and liquid-based preparation track. The Company anticipates approval from the FDA for both tracks by the end of 1999, however, there can be no assurance in this regard.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


(a)       Exhibits.

          Number        Exhibit
          -----------   -------
            10.47       Schedule Addendum to Exhibit 10.33

            27.1        Financial Data Schedule


(b)       Reports on Form 8-K during the quarter for which this report is filed:


           Date         Subject of Report
          -----------   -----------------
          May 6, 1998    First Quarter 1998 Financial Results

          June 22, 1998  Refiling of Exhibits 10.30 and 10.31.

          July 8, 1998   US Business Unit Restructuring

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



                              NEUROMEDICAL SYSTEMS, INC.



Dated: August 12, 1998        By:  /s/ Mark L. Smith
                                   ---------------------------------
                                  Mark L. Smith
                                  Vice President, Finance and
                                  Administration, Chief Financial
                                  Officer