Form 10-Q
period 1998-09-30
NEUROMEDICAL SYSTEMS INC
filed 1998-11-16
CIK 866933

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                                   FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

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


                             10 Mountainview Road
                                  Suite C-100
                       Upper Saddle River, NJ 07458-1933
--------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)

       Registrant's telephone number including area code:  (201) 934-0660
                                                            -------------
--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year if Changed Since Last
Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No
                                        -------      -------

As of November 6, 1998, an aggregate of 31,055,846 shares of the Registrant's common stock, par value $.0001 per share, were outstanding.

                           NEUROMEDICAL SYSTEMS, INC.

                               Table of Contents

          Form 10-Q for the Quarterly Period Ended September 30, 1998

PART I    FINANCIAL INFORMATION                                         PAGE
------    ---------------------                                         ----

Item 1.   Financial Statements

            Condensed Consolidated Balance Sheets at
            September 30, 1998 (unaudited) and December 31, 1997          3

            Condensed Consolidated Statements of Operations for the
            three months and nine months ended September 30, 1998
            and 1997 (unaudited)                                          4

            Condensed Consolidated Statements of Cash Flows for the
            nine months ended September 30, 1998 and 1997 (unaudited)     5

            Notes to Condensed Consolidated Financial Statements          6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     19

PART II   OTHER INFORMATION
-------   -----------------

Item 1.   Legal Proceedings                                              19

Item 2.   Changes in Securities                                          20

Item 3.   Defaults upon Senior Securities                                20

Item 4.   Submission of Matters to a Vote
          of Security Holders                                            20

Item 5.   Other Information                                              20

Item 6.   Exhibits and Reports on Form 8-K                               20

Signature                                                                21

                 Neuromedical Systems, Inc. and  Subsidiaries
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               September 30,              December 31,
                                                                                   1998                       1997
                                                                          ------------------------   ------------------------
                                                                                (unaudited)
                                                 Assets
Current assets:
    Cash and cash equivalents                                             $            10,098,000    $            15,842,000
    Short-term investments                                                             10,121,000                 30,094,000
    Accounts receivable, net of allowance                                               2,196,000                  2,119,000
    Inventories                                                                         3,859,000                  2,942,000
    Prepaid and other current assets                                                    1,570,000                  1,142,000
                                                                          ------------------------   ------------------------
Total current assets                                                                   27,844,000                 52,139,000
Restricted cash                                                                         1,449,000                    638,000
Property and equipment, net                                                             7,594,000                 12,092,000
Intangible assets, net of accumulated amortization
    (1998-$883,000, 1997-$753,000)                                                        662,000                    817,000
Note receivable from employee                                                             600,000                    600,000
Other assets                                                                              360,000                     58,000
                                                                          ------------------------   ------------------------
                                                                          $            38,509,000    $            66,344,000
                                                                          ========================   ========================
                                        Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of notes and bank loans payable                       $             1,756,000    $             2,705,000
    Current portion of capital lease obligations                                        2,223,000                  2,424,000
    Accounts payable                                                                    1,665,000                  1,149,000
    Accrued liabilities                                                                 6,185,000                  4,247,000
                                                                          ------------------------   ------------------------
Total current liabilities                                                              11,829,000                 10,525,000
Notes and bank loans payable, long-term                                                 2,538,000                  3,762,000
Capital lease obligations, less current portion                                         3,134,000                  4,583,000
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.0001 par value; authorized -
       10,000,000 shares; none issued and outstanding                                       -                          -
    Common stock, $.0001 par value; authorized-
       100,000,000 shares; issued and outstanding - 31,055,521
       shares in 1998 and 31,049,510 shares in 1997                                         3,000                      3,000
    Additional paid-in capital                                                        178,901,000                178,801,000
    Note receivable from officer                                                         (146,000)                     -
    Deferred compensation                                                                (220,000)                  (576,000)
    Accumulated deficit                                                              (157,943,000)              (131,089,000)
    Accumulated other comprehensive income -
       foreign currency translation                                                       413,000                    335,000
                                                                          ------------------------   ------------------------
Total stockholders' equity                                                             21,008,000                 47,474,000
                                                                          ------------------------   ------------------------
                                                                          $            38,509,000    $            66,344,000
                                                                          ========================   ========================

                            See accompanying notes.

                  Neuromedical Systems, Inc. and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                               (Unaudited)

                                                Three Months Ended September 30,      Nine Months Ended September 30,
                                               ---------------------------------      -------------------------------
                                                    1998               1997               1998               1997
                                               --------------      -------------      -------------     --------------
Revenues:                                      $   1,766,000     $     2,526,000      $   6,462,000     $   6,407,000
                                               --------------      -------------      -------------     --------------

Costs and Expenses:
    Cost of sales                                  2,517,000           3,138,000         8,922,000          8,390,000
    Sales and marketing                            1,822,000           3,962,000         6,233,000         14,273,000
    Research and development                       2,251,000           2,207,000         6,775,000          6,196,000
    General and administrative                     2,667,000           2,817,000         8,338,000          6,815,000
    Restructuring and other costs                  3,404,000                -            3,404,000               -
                                               --------------      -------------      -------------     --------------
          Total costs and expenses                12,661,000          12,124,000        33,672,000         35,674,000
                                               -------------       -------------      -------------     --------------

Loss from operations                             (10,895,000)         (9,598,000)      (27,210,000)       (29,267,000)

Other income (expense):
    Interest income                                  347,000             816,000         1,360,000          2,812,000
    Interest expense                                (351,000)           (397,000)       (1,038,000)        (1,213,000)
    Foreign exchange                                  35,000             (65,000)           34,000            (70,000)
                                               --------------      -------------      -------------     --------------
          Other income (expense) - net                31,000             354,000           356,000          1,529,000
                                               --------------      -------------      -------------     --------------

Net loss                                       $ (10,864,000)    $    (9,244,000)     $(26,854,000)     $ (27,738,000)
                                               ==============      =============      =============     ==============

Basic and diluted net loss per share           $       (0.35)    $         (0.30)     $      (0.86)     $       (0.90)
                                               ==============      =============      =============     ==============

Weighted average shares outstanding               31,056,000          30,931,000        31,056,000         30,891,000
                                               ==============      =============      =============     ==============

                            See accompanying notes.

                  Neuromedical Systems, Inc. and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            (Unaudited)

                                                                                   Nine Months Ended September 30,
                                                                     ---------------------------------------------------------
                                                                               1998                           1997
                                                                     -------------------------      --------------------------
OPERATING ACTIVITIES
Net Loss                                                             $            (26,854,000)      $             (27,738,000)
Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization                                               3,904,000                       3,738,000
        Non cash impairment write down                                              1,813,000                            -
        Non cash compensation related to issuance of
          common stock warrants and options                                           456,000                         159,000
        Foreign exchange loss (gain)                                                   34,000                         (70,000)
Changes in operating assets and liabilities:
         Increase in accounts receivable                                              (77,000)                       (705,000)
         Increase in inventory                                                       (917,000)                           -
        (Increase) decrease in prepaid expenses
          and other assets                                                           (730,000)                        441,000
        Increase (decrease) in accounts payable                                       516,000                      (1,043,000)
        Increase (decrease) increase in accrued liabilities                         1,938,000                        (640,000)
                                                                     -------------------------      --------------------------
        Net cash used in operating activities                                     (19,917,000)                    (25,858,000)
                                                                     -------------------------      --------------------------
INVESTING ACTIVITIES
Purchases of short-term investments                                               (49,997,000)                    (30,182,000)
Proceeds from maturing short-term investments                                      69,970,000                            -
Purchases of property and equipment                                                  (928,000)                     (3,874,000)
Loan to officer                                                                          -                           (600,000)
Acquisition of a business                                                                -                         (1,156,000)
                                                                     -------------------------      --------------------------
        Net cash provided by (used in) investing activities                        19,045,000                     (35,812,000)
                                                                     -------------------------      --------------------------
FINANCING ACTIVITIES
Restricted cash                                                                      (811,000)                        181,000
Issuance of stock pursuant to exercise of options                                        -                            279,000
Proceeds from notes and bank loans                                                       -                          1,690,000
Proceeds from capital lease financing                                                    -                          1,669,000
Note receivable from officer                                                         (146,000)                           -
Payments of notes and bank loans                                                   (2,173,000)                     (1,341,000)
Payments on capital leases                                                         (1,650,000)                     (1,671,000)
                                                                     -------------------------      --------------------------
        Net cash (used in) provided by financing activities                        (4,780,000)                        807,000
                                                                     -------------------------      --------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (92,000)                        114,000
                                                                     -------------------------      --------------------------
        Net (decrease) in cash and cash equivalents                                (5,744,000)                    (60,749,000)
Cash and cash equivalents, beginning of period                                     15,842,000                      83,391,000
                                                                     -------------------------      --------------------------
Cash and cash equivalents, end of period                           $               10,098,000     $                22,642,000
                                                                     =========================      ==========================

                            See accompanying notes.

                  Neuromedical Systems, Inc. and Subsidiaries
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1998
                                  (Unaudited)

NOTE 1.  BASIS FOR CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation have been included. These condensed consolidated financial statements and footnotes thereto are included in the Neuromedical Systems, Inc. (the "Company" or "NSI") Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K"). Operating results for the interim periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

NOTE 2.   RELATED PARTY TRANSACTIONS

The Company has entered into agreements, effective as of the first quarter 1998 and the third quarter 1998, to provide facilities and engineering services to OralScan Laboratories, Inc. ("OralScan"). The President of OralScan is Mark R. Rutenberg, a non-executive employee and member of the Board of Directors of the Company, and the former Chief Executive Officer of the Company. The Company believes that the terms and consideration for such agreements are at fair market value and are commercially reasonable. The Company believes that individually and in the aggregate, such agreements are not material to the operation of the Company's business, financial position or cash flows.

                  Neuromedical System, Inc. and Subsidiaries
                        NOTES TO CONDENSED CONSOLIDATED
                 FINANCIAL STATMENTS (Unaudited) - (Continued)


NOTE 3.  INVENTORIES

Inventories are stated at the lower of cost or market, using the first in first out method and consist of the following major classes as of September 30, 1998 and December 31, 1997, respectively:

                                        September 30,       December 31,
                                            1998               1997
                                        ------------        -----------

        Raw materials                   $    942,000        $ 1,124,000
        Work in Progress                        -               202,000
        Finished goods                     2,917,000          1,616,000
                                        ------------        -----------

                                        $  3,859,000        $ 2,942,000
                                        ============        ===========


As of September 30, 1998, $735,000 of the finished goods balance represent 3 PapNet Scanning System scanners on site at customers under lease agreements.

NOTE 4.  RESTRUCTURING AND OTHER CHARGE

In July 1998, the Company announced the restructuring of its United States business unit and some related corporate functions. The restructuring included a reduction in the workforce of approximately 30 employees, and a planned consolidation of the Company's United States facilities into one location. The restructuring resulted in a charge of $3,404,000 in the third quarter ended September 30, 1998, including severance charges, future lease obligations and a write-down of impaired long lived assets of $1,813,000.

Assets deemed impaired primarily consisted of PapNet Scanning Systems ("scanners") used in the Company's scanning facility in the United States which have been written down to estimated fair value.

As of September 30, 1998, 26 employees had left the Company as a result of the restructuring, and charges amounting to $660,000 have been paid.

NOTE 5.  COMPREHENSIVE INCOME (LOSS)

As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income (loss) and its components; however, the adoption of this Statement had no impact on the Company's net loss or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's foreign exchange translation adjustments, which prior to the adoption were reported separately in stockholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

                  Neuromedical System, Inc. and Subsidiaries
                        NOTES TO CONDENSED CONSOLIDATED
                 FINANCIAL STATMENTS (Unaudited) - (Continued)


During the third quarter ended September 30, 1998 and 1997, total comprehensive loss amounted to $10,549,000 and $9,211,000, respectively. During the nine months ended September 30, 1998 and 1997 total comprehensive loss amounted to $26,776,000 and $27,796,000 respectively.

The components of comprehensive loss, net of related tax, for the three month periods and nine month periods ended September 30, 1998 and 1997 are as follows:

                                                     Three Months ended September 30           Nine Months ended September 30
                                                        1998                  1997                 1998              1997
                                                        ----                  ----                 ----              ----
Net Loss                                             $ (10,864,000)        $ (9,244,000)        $ (26,854,000)   $ (27,738,000)
Foreign currency translation adjustment                    315,000               33,000                78,000          (58,000)
                                               --------------------  -------------------     ----------------- ----------------
Comprehensive loss                                   $ (10,549,000)        $ (9,211,000)        $ (26,776,000)   $ (27,796,000)
                                               ====================  ===================     ================= ================

The components of accumulated other comprehensive income at September 30, 1998 and December 31, 1997 are as follows:

                                                      1998                   1997
                                                      ----                   ----
Foreign currency translation adjustment and
accumulated other comprehensive income                   $ 413,000             $ 335,000
                                               ====================   ===================




NOTE 6.  SUBSEQUENT EVENTS

Under terms of an equipment loan agreement the Company is required to maintain certain financial covenants throughout the duration of the repayment period. During October 1998, as a result of the violation of certain financial covenants, the Company provided a letter of credit and in connection therewith cash in the amount of $3,180,000 has been restricted. The amount of restricted cash is to be reduced ratably over the remaining term of the loan.

Under terms of foreign loans guaranteed by the State of Israel, the Company is required to maintain certain financial covenants throughout the duration of the repayment period. During November 1998, as a result of the violation of certain financial covenants, the Company entered into a pledge agreement with an Israeli bank and in connection therewith cash in the amount of $500,000 has been restricted. The amount of restricted cash provided under the pledge agreement is to be reduced ratably over the remaining terms of the loans.

On October 19, 1998, the Company announced the settlement of the litigation between Cytyc Corporation and the Company. The Company believes that the terms of the settlement were not material to the operation of the Company's business or financial position.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Neuromedical Systems, Inc., a Delaware corporation (the "Company"), is a healthcare technology company focused on bringing intelligent vision to medicine. It is the Company's objective to become the premier supplier of cytology screening and anatomic pathology diagnostic equipment and services to laboratories. The Company's first, and to date, only product, the PapNet/(R)/ Testing System, which has been reintroduced in Europe under the brand name PAPNET-on-Cyte/TM/ , is a sophisticated interactive system that assists the laboratory professional in the detection of abnormal cells on cervical cytology specimens (also known as Pap smears). Since its inception, the Company has been primarily engaged in the development, manufacturing and marketing of the PapNet Testing System, and the scanning of Pap smears at its slide processing facilities. The Company's revenues are currently being derived from sales of PapNet testing services, sales of PapNet Testing Systems under the PAPNET-on-Cyte/TM/ trade name, laboratory services and interest income.

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

     The PapNet Testing System was approved by the United States Food and Drug Administration (the "FDA") for commercial use in the United States on November 8, 1995. Prior to that time, the PapNet Testing System was permitted to be utilized in the United States on an investigational basis only, and the Company was permitted to derive revenue with respect thereto only to recover certain of its costs. However, during that time the Company was selling PapNet testing services for commercial use outside of the United States. The Company established three scanning facilities (the "Scanning Centers"), one each in the United States, The Netherlands and Hong Kong. The Netherlands Scanning Center scanned slides primarily from customers in Europe while the Hong Kong Scanning Center has scanned slides from Asia and Australia. During the third quarter of 1997, the Company announced a strategic shift in its European business approach from being a supplier of scanning services via a centralized scanning center to selling and leasing the PapNet Testing System equipment to customers under the PAPNET-on-Cyte trade name. During the fourth quarter of 1997 the Company placed the first PAPNET-on-Cyte system to a customer. In the nine months ended September 30, 1998 the Company placed six PAPNET-on-Cyte systems under sales arrangements in Europe and placed five PAPNET-on-Cyte systems under lease
arrangements and  in support of clinical studies.    During the nine months
ended September 30, 1998, the Company has devoted substantial product development resources to the development of a newly configured scanner for the European market called PR1MA. The Company announced the commercial launch to European markets on November 5, 1998 and anticipates its launch to the Asian and Australian markets in the first quarter of 1999.

     In the United States, the Company continued laying the groundwork for a similar transition. However, due to differences in the laboratory marketplace, reimbursement practice and the regulatory requirements, the Company expects this transition will extend until at least the end of 1999.

     In addition to slide scanning services, the Company's Asia Pacific operations provide PapNet-assisted screening and other laboratory services for customers in Hong Kong, China and Taiwan through the Company's laboratory business, New System, International, Ltd. During the quarter ended September 30, 1998, the Company placed one PAPNET-on-Cyte system under a sales arrangement in Taiwan.

     The Company has incurred net losses since inception through September 30, 1998, of $157,943,000 and has to date generated only limited commercial revenues. Based on the level of the losses incurred through September 30, 1998, the cash restricted by certain loan and lease agreements, uncertainty concerning future operations and the resulting impact on the Company's liquidity and financial condition, the Company is evaluating a variety of alternatives to finance operations for the next twelve months and to continue as a going concern. See "Liquidity and Capital Resources"

     The Company's past results of operations reflect its early commercial stage and are not necessarily indicative of the results from operations that may be expected in the future.

     Statements in this discussion which are not historical facts, including statements about the Company's confidence and strategies and its expectations about demand for and acceptance of the PapNet Testing System, are forward looking statements that involve risks and uncertainties. The forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially due to a variety of factors which include, but are not limited to, the Company's continuing negative cash flow, need to obtain additional financing or capital, reliance on a single product, competition, dependence on key personnel, the impact on the Company of its territorial license agreements, dependence on patents and proprietary technology, government regulation of both products and advertising, limited marketing and sales history, the impact of third party reimbursement decisions, risk of litigation and other risks detailed in the Company's Securities and Exchange Commission filings, including its 1997 Form 10-K and Exhibit 99.1.

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

     The Company believes that revenue growth during 1998 and 1999 is dependent on the success of the strategic shift of its European business strategy to sell PAPNET-on-Cyte systems directly to customers. The Company does not expect significant revenue growth in the United States until it obtains FDA approval for use of the PapNet Testing System as an interactive primary screener of conventional and liquid-based Pap smear specimens and there is commercial acceptance for such use.

     From inception through September 30, 1998, the Company has experienced negative gross margins due to the significant underutilization of its scanning and manufacturing operations. Improvement in the Company's future gross margins will be dependent upon the level of commercial acceptance of the PapNet Testing System, and, in particular, during 1998 and 1999, the degree of success of PAPNET-on-Cyte sales and leases in Europe.

     The Company's costs and expenses decreased during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. The Company anticipates that aggregate costs and expenses will decrease in 1998 compared to 1997, following the Company's decision to focus sales and marketing efforts on laboratory customers and opinion leading clinicians, sell equipment in Europe and consolidate product development in the United States. However, the Company does not expect total costs and expenses to decrease significantly in 1998 because of the expected increased costs of clinical studies for a primary screening indication in the United States, a full year of cost associated with the Company's Asia/Pacific operations versus a partial year of cost in 1997 associated with two mid year acquisitions, costs associated with the restructuring of United States business unit and related corporate functions, uncertainty over the level of costs associated with ongoing litigation, and higher royalty payments under sales territorial licenses that provide the territorial licensees increased royalties proportionate to increases in the Company's revenues in those territories or royalties proportionate to growth in the Company's global revenue, whichever is greater.

     In July 1998, the Company announced the restructuring of United States business unit and some related corporate functions. The restructuring included a reduction in the workforce of approximately 30 employees, and a planned consolidation of the Company's United States facilities into one location. The restructuring resulted in a charge of $3,404,000 in the quarter ended September 30, 1998, including severance charges, future lease obligations and a write-down of impaired long lived assets of $1,813,000. Assets deemed impaired assets primarily consisted of PapNet Scanning Systems ("scanners") used in the Company's scanning facility in the United States which have been written down to estimated fair value.

     Interest expense is expected to decrease in 1998, compared to 1997, due to the scheduled repayment of existing debt. Interest income from the Company's investment of excess funds is expected to offset interest expense in 1998. The Company expects that interest income will decrease in 1998, compared to 1997, as a result of the Company's continuing losses in 1997 and through the period ended September 30,1998.

RESULTS FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 1998.

     Revenues for the third quarter ended September 30, 1998 were $1,766,000, a decrease of $760,000 from $ 2,526,000 during the third quarter ended September 30, 1997. Revenue from European operations increased to $ 502,000 during the third quarter ended September 30, 1998 compared to $ 291,000 in the third quarter ended September 30,1997. The increase was due primarily to the Company's continued implementation of its business strategy in Europe of selling and leasing PAPNET-on-Cyte systems directly to customers. Revenues from United States operations decreased to $519,000 in the third quarter ended September 30, 1998 compared to $1,501,000 in the third quarter ended September 30, 1997. The decrease reflected the continued challenge surrounding reimbursement for new Pap smear technologies and a reduction in United States marketing and sales expense. Revenues from Asia/Pacific operations increased to $745,000 in the third quarter ended September 30, 1998 compared to $734,000 in the third quarter ended September 30, 1997.

     Total costs and expenses for the third quarter ended September 30, 1998 were $12,661,000 compared to $12,124,000 for the quarter ended September 30, 1997, an increase of $537,000 or 4%. The increase was primarily due to a charge of $3,404,000 resulting from the restructuring of United States operations that was announced in July 1998, as previously mentioned, and increased research and development expense offset by decreased sales and marketing expense, cost of sales and general and administrative expense.

     Cost of sales expense decreased to $2,517 ,000 during the quarter ended September 30, 1998, compared to $3,138,000 during the quarter ended September 30, 1997, a decrease of $621,000. The decrease primarily reflected lower amortization of scanning equipment related to the restructuring of United States operations offset by costs associated with the cost of sales of PAPNET-on-Cyte systems, and costs associated with the acquired laboratory business in Hong Kong in June 1997.

     Sales and marketing expense decreased to $1,822,000 during the quarter ended September 30, 1998, compared to $3,962,000 during the quarter ended September 30, 1997, a decrease of $2,140,000 or 54%. The decrease was due primarily to a reduction of sales and marketing expenses in the United States as a result of lower salary costs related to the restructuring of United States operations in July 1998 and the Company's decision to suspend consumer advertising in the United States and Europe, and instead channel communications through laboratories. This decrease was offset by higher marketing and sales expense associated with acquired operations in the Asia/Pacific region in June of 1997 and in August of 1997.

     Research and development expense increased to $2,251,000 during the quarter ended September 30,1998, compared to $2,207,000 during the quarter ended September 30, 1997, an increase of $44,000. The increase in research and development expense was due primarily to costs associated with the clinical studies for an interactive primary screening indication in the United States offset by decreased costs resulting from consolidation of product development operations from Israel to the United States.

     General and administrative expense decreased to $2,667,000 for the third quarter ended September 30, 1998, compared to $2,817,000 for the third quarter ended September 30, 1997, a decrease of $150,000. The decrease in general and administrative expense was due primarily to lower salary and facility costs related to the restructuring of United States operations and some related corporate functions announced in July 1998 offset by increased costs in Europe to support operations.

     Interest income decreased to $347,000 for the third quarter ended September 30, 1998, compared to $816,000 for the third quarter ended September 30, 1997, a decrease of $469,000. The decrease reflected the lower level of cash, cash equivalents and short term investments available to the Company during the third quarter of 1998 as a result of the Company's continuing losses in 1997 and through the period ended September 30, 1998.

     Interest expense decreased to $351,000 for the third quarter ended September 30, 1998, compared to $397,000 for the third quarter ended September 30, 1997, a decrease of $46,000. The decrease in interest expense was due to the payment of debt and capital lease obligations.

     The Company incurred a net loss during the third quarter ended September 30, 1998 of $10,864,000, or $0.35 per share, compared to a net loss of $9,244,000, or $0.30 per share, during the third quarter ended September 30, 1997. The increased net loss and net loss per share were due to the factors discussed above.

RESULTS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998 AND 1997.

     Revenues for the nine months ended September 30, 1998 were $6,462,000, an increase of $55,000 from $6,407,000 during the nine months ended September 30, 1997. Revenue from European operations increased to $2,226,000 during the nine months ended September 30, 1998 compared to $921,000 in the nine months ended September 30,1997. The increase was due to the Company's continued implementation of it's business strategy in Europe of selling and leasing PAPNET-on-Cyte systems directly to laboratory customers. Revenues from United States operations decreased to $2,189,000 in the nine months ended September 30, 1998 compared to $3,873,000 in the nine months ended September 30, 1997. The decrease reflected the continued challenge surrounding reimbursement for new Pap smear technologies and a reduction in United States marketing and sales expense. Revenues from Asia/Pacific operations increased to $2,047,000 in the nine months ended September 30, 1998 compared to $1,613,000 in the nine months ended September 30, 1997. The increase primarily reflected the acquisition of a laboratory business in Hong Kong in June 1997.

     Total costs and expenses for the nine months ended September 30, 1998 were $33, 672,000 compared to $35,674,000 for the nine months ended September 30, 1997, a decrease of $2,002,000 or 6%. The decrease was primarily due to decreased sales and marketing expenses offset by a charge of $3,404,000 resulting from the restructuring of United States operations that was announced in July 1998, as previously mentioned, and increases in general and administrative expense, cost of sales and research and development expense.

     Cost of sales expense increased to $8,922,000 during the nine months ended September 30, 1998, compared to $8,390,000 during the nine months ended September 30, 1997, an increase of $532,000. The increase primarily reflected costs associated with the cost of sales of

PAPNET-on-Cyte systems, and costs associated with the acquired laboratory business in Hong Kong in June 1997.

     Sales and marketing expense decreased to $6,233,000 during the nine months ended September 30, 1998, compared to $14,273,000 during the nine months ended September 30, 1997, a decrease of $8,040,000. The decrease was due primarily in the United States as a result of lower salary costs related to the restructuring of United States operations in July 1998, and the Company's decision to suspend consumer advertising in the United States and Europe and instead channel communications through laboratories. These decreases were offset by higher marketing and sales expenses associated with acquired operations in the Asia/Pacific region in June of 1997 and Taiwan in August of 1997.

     Research and development expense increased to $6,775,000 during the nine months ended September 30,1998, compared to $6,196,000 during the nine months ended September 30,1997, an increase of $579,000. The increase in research and development expense was due primarily to costs associated with the clinical studies for an interactive primary screening indication in the United States, costs associated with the development of a newly configured scanner, PR1MA, for the European market and costs associated with consolidation of product development operations from Israel to the United States.

     General and administrative expense increased to $8,338,000 during the nine months ended September 30,1998, compared to $6,815,000 during the nine months ended September 30, 1997, an increase of $1,523,000. The increase in general and administrative expense was due to costs associated with the revised employment agreement of the former CEO, costs associated with management changes, increased costs in Europe to support operations and costs associated with the acquired laboratory business in Hong Kong in June 1997.

     Interest income decreased to $1,360,000 for the nine months ended September 30, 1998, compared to $2,812,000 for the nine months ended September 30, 1997, a decrease of $1,452,000. The decrease reflected the lower level of cash, cash equivalents and short term investments available to the Company during the nine months ended September 30, 1998 as a result of the Company's continuing losses in 1997 and the nine months ended September 30, 1998.

     Interest expense decreased to $1,038,000 for the nine months ended September 30, 1998, compared to $1,213,000 for the nine months ended September 30, 1997, a decrease of $175,000. The decrease in interest expense was due to the payment of debt and capital lease obligations.

     The Company incurred a net loss during the nine months ended September 30, 1998 of $26,854,000, or $0.86 per share, compared to a net loss of $27,738,000, or $0.90 per share during the nine months ended September 30, 1997. The decreased net loss and net loss per share were due to the factors discussed above.

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

     The Company's combined cash, cash equivalents, and short-term investments totaled $20,219,000 at September 30, 1998, a decrease of $25,717,000 from December 31, 1997. During the first nine months of 1998, the Company used $19, 917,000 for operating activities; $928,000 for investing activities (excluding net proceeds of $19,973,000 from the sale of short-term investments); and $4,780,000 for financing activities.

     The primary use of cash for operating activities during the nine months ended September 30, 1998 was the net loss of $26,854,000, inclusive of non cash items totaling $6,207,000, offset by increased working capital of $730,000.

     The primary uses of cash for financing activities were payment of $811,000 of restricted cash related to a capital lease covenant, payment of $600,000 under a note payable to stockholder, $1,573,000 of payments under bank and equipment loans, a loan of $146,000 to the President and Chief Executive Officer secured by 70,000 shares of the Company's common stock and $1,650,000 of payments under capital lease obligations.

     The Company plans to invest excess funds in short term instruments, including money market funds.

     The Company has incurred net losses since inception through September 30, 1998, of $157,943,000 and has to date generated only limited commercial revenues. Based on the level of the losses incurred through September 30, 1998, the cash restricted by certain loan and lease agreements and the resulting impact on the Company's liquidity and financial condition, management believes that the Company will require additional capital to finance operations for the next twelve months and to continue as a going concern. The Company is evaluating a variety of strategic alternatives and plans including further cost reduction measures, future sales growth in Europe and Asia/Pacific from introduction of PR1MA and other available alternatives, as well as financing alternatives to obtain additional equity or debt financing. However, based on the Company's current significant negative cash flow, future committed cash requirements for the repayment of existing debt, the recent share price of the Company's common stock as quoted on the NASDAQ Stock Exchange, uncertainty relating to the outcome of its United States primary screening trial, uncertainty relating to market acceptance of the PR1MA product, and its ongoing lawsuit with a competitor, there can be no assurance that such strategic alternatives will be successful or financing can be obtained or, if it is obtained, that the terms thereof will not be at high rates of interest, contain burdensome terms or will not result in substantial dilution of stockholder's equity.

     The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, the Company anticipates that expenditures will continue to be substantial in 1998 and 1999 due to the cost of marketing and sales in both the United States and internationally, continuing research and development programs for potential additional clinical indications and claims, potential additional products, and the cost of ongoing litigation. The Company currently anticipates that during 1998 it will invest approximately $1.0 million for working capital purposes and approximately $1.1 million for capital expenditures and leasehold improvements.

Funding for these capital expenditures and increases in working capital are expected to be available out of the Company's cash resources through 1998. Management of the Company believes that it will be desirable for the Company to finance certain such capital expenditures through additional debt or capital lease obligations. There can be no assurance, however, that such financing can be obtained or, if obtained, that the terms thereof will be reasonable.

     During 1995, 1996 and 1997, the Company entered into a number of equipment loan and capital lease agreements with financing companies to provide the Company with lines of credit to finance certain of the Company's equipment purchases. Certain of these loan and lease lines of credit commitments expired on December 31, 1997. Under the terms of certain of these loan agreements, the loans are secured by a first priority interest in the financed equipment. These loan and lease agreements require that the Company maintain certain financial covenants throughout the duration of the repayment period. During the nine months ended September 30, 1998 the Company, as a result of violations of certain of these financial covenants, provided a letter of credit and restricted cash of $811,000. During October and November 1998 the Company provided a letter of credit and a pledge agreement which restricted $3,180,000 and $500,000 as a result of violations of financial covenants related to equipment loans in the United States and foreign loans guaranteed by the State of Israel, respectively.

     To date, the Company has not implemented a program to hedge its foreign currency risk, but may do so in the future.

     During July 1998, the Company announced a restructuring of its United States business unit and some related corporate functions. These changes will allow the Company to more efficiently service its customers and continue to implement strategies developed to support its laboratory oriented business plan. The restructuring is predicated on the Company's goals of being more responsive to its marketplace and of becoming a platform for laboratory diagnosis. The restructuring included a reduction in the United States based workforce of approximately 30 employees and a planned consolidation of the Company's United States based facilities into one location. The restructuring resulted in charges of $3,404,000, including a write down of impaired long lived assets of $1,813,000.

     On September 15, 1998, the Company received notice from The NASDAQ Stock Market, Inc. ("NASDAQ") that it was not in compliance with Marketplace Rule 4450(a)(5) in that its shares of common stock had traded at less than $1.00 per share for thirty (30) consecutive days. The Company has been informed that it has ninety (90) days to achieve compliance with Marketplace Rule 4450(a)(5) which requires that the Company's common stock close at or above $1.00 per share for ten (10) consecutive days during such ninety (90) day period. If compliance with Marketplace Rule 4450(a)(5) is not achieved by such time, the Company's common stock may be delisted from the NASDAQ national stock market in which case trading in the Company's Common Stock would likely be conducted in the over-the-counter market in the so-called "pink sheets" published by the National Quotation Bureau or the OTC Bulletin Board of the National Association of Securities Dealers Inc. As a consequence of such delisting, a shareholder may find it more difficult to sell or to obtain quotations to prices of the Company's Common Stock.

     The Company has an ongoing program to review, test and insure that its computer systems will not suffer catastrophic failures in connection with the change in the calendar on January 1, 2000. The Company believes that the costs of year 2000 related corrections will not have a material effect on the Company's business, operations or financial condition. The Company licenses most of the software it uses in common functions other than in its slide processing operations and slide processing related functions. Although this practice has minimized the Company effort and cost needed to make the Company year 2000 compliant, it places greater reliance on the outside firms that provide the software. Because most of the Company's software is licensed, the Company's main internal compliance tasks are auditing software and hardware, reviewing internal and external applications, prioritizing applications by risk, creating a communications program to raise awareness levels and enable correction of all existing application solutions, and installation of vendor provided year 2000 software fixes. The Company believes that the majority of the major software applications it uses are either year 2000 compliant or contain only minor problems. The Company is in the process of, or intends to contact vendors of its major software applications to confirm year 2000 compliance. The slide processing and financial reporting applications have been identified as not being year 2000 compliant. With regard to the slide processing application (the failure of which to make year 2000 compliant would not be material to the Company), the Company is evaluating options identified to cause the slide processing application to be year 2000 compliant. With regard to the financial reporting system, the Company has identified a financial reporting application from an external party which is year 2000 compliant and expects to install the new financial reporting application during the first quarter of 1999. The costs of causing the slide processing and financial reporting applications to be year 2000 compliant are forecast to be approximately $450,000, including approximately $200,000 of software application purchases and consultant related expense and approximately $250,000 of internal staff related expense.

     The Company is involved in several lawsuits.  See "Legal Proceedings" under
Item I of Part II herein for a complete discussion of the legal proceedings in which the Company is involved, which discussion is incorporated herein by reference thereto.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not Applicable.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.

     On October 19, 1998, the Company announced the settlement of the litigation between Cytyc Corporation and the Company. The Company believes that the terms of the settlement were not material to the operation of the Company's business or financial position.

Item 2.   Changes in Securities.

          Not Applicable.

Item 3.   Defaults upon Senior Securities.

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          Not applicable.

Item 5.   Other Information.

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

          Number                   Exhibit
          ------                   -------
          27.1                     Financial Data Schedule

          (b) Reports on Form 8-K during quarter for which this report is filed:

          Date                     Subject of Report
          ----                     -----------------
          July 8, 1998             Management Changes
          September 8, 1998        Principal Executive Office Address and
                                   Telephone Number Changes

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, a duly authorized officer and the Company's principal financial officer.


                              NEUROMEDICAL SYSTEMS, INC.


Dated: November 13, 1998    By:  /s/ Mark L. Smith
                               -------------------------------
                               Mark L. Smith
                               Vice President, Finance and
                               Administration, Chief Financial
                               Officer